Form 10-K
period 1993-12-31
BALLY MANUFACTURING CORP
filed 1994-03-31
CIK 9435

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993       COMMISSION FILE NUMBER: 1-7244
                                  ----------

                        BALLY MANUFACTURING CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    Delaware
                 (STATE OR OTHER JURISDICTION OF INCORPORATION)

                                   36-2512405
                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

                 8700 West Bryn Mawr Avenue, Chicago, Illinois
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                     60631
                                   (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (312) 399-1300

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                             NAME OF EACH EXCHANGE ON
               TITLE OF EACH CLASS                               WHICH REGISTERED
               -------------------                           ------------------------
          Common Stock, par value $.66 2/3                    New York Stock Exchange
          Preferred Stock Purchase Rights                     New York Stock Exchange
          6% Convertible Subordinated Debentures              New York Stock Exchange
            due 1998
          10% Convertible Subordinated Debentures             New York Stock Exchange
            due 2006

          Securities registered pursuant to Section 12(g) of the Act:

                                     NONE.
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X   No
                                                 ---        ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X
            -----
     The aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant as of March 24, 1994 was approximately $382 million. As of March 24, 1994, 46,864,519 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's definitive proxy statement which the registrant intends to file with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 1993 pursuant to Regulation 14A of the Securities Exchange Act of 1934 shall be deemed to be incorporated by reference in Part III of this Annual Report on Form 10-K from the date of filing such document.
===============================================================================

- --------------------------------------------------------------------------------
PART I

Except as otherwise stated, the information contained in this Annual Report is as of December 31, 1993, the end of the registrant's last fiscal year.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

GENERAL

The business of the registrant, Bally Manufacturing Corporation ("Bally") and the subsidiaries which it controls (collectively, the "Company") includes two industry segments. The Casinos segment includes the operation of: (i) Bally's Park Place casino hotel and tower in Atlantic City, New Jersey ("Bally's Park Place") by Bally's Park Place, Inc., (ii) The Grand casino hotel in Atlantic City ("The Grand") by GNAC, CORP. ("GNAC"), (iii) Bally's Las Vegas casino resort in Las Vegas, Nevada ("Bally's Las Vegas") by Bally's Grand, Inc. and
(iv) Bally's Saloon and Gambling Hall dockside gaming facility in Tunica, Mississippi ("Bally's Tunica") by Bally's Tunica, Inc. The Fitness Centers segment includes the operation of 339 fitness centers by Bally's Health & Tennis Corporation ("Bally's Health & Tennis"). For additional information concerning industry segments, see Notes to consolidated financial statements -- Industry segments.

In April 1993, Bally's Casino Holdings, Inc. ("Casino Holdings") was formed as a holding company for Bally's Park Place, Inc. and for acquiring and developing gaming operations, including those in newly emerging gaming jurisdictions. In June 1993, Casino Holdings completed a private placement of $220.0 million principal amount of Senior Discount Notes due 1998 (the "Senior Discount Notes") and received net proceeds therefrom of approximately $127.9 million which have been and are being used to: (i) construct and equip Bally's Tunica (which commenced operations in December 1993), (ii) acquire a significant equity interest in Bally's Las Vegas, (iii) fund initial payments for construction of a riverboat (including dockside improvements) for eventual operation in New Orleans, Louisiana, (iv) fund an option agreement to acquire certain riverfront property in Philadelphia for the purpose of developing a dockside gaming facility if gaming were to be legalized in Pennsylvania and (v) pursue other gaming opportunities.

In August 1993, Bally's Grand, Inc. (a company originally acquired by Bally in
1986) emerged from bankruptcy. For almost two years prior thereto, Bally's Grand, Inc. operated its business and managed its properties as a debtor-in-possession under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). During 1993, Casino Holdings and another subsidiary of Bally acquired approximately 5.2 million shares (approximately 50% of the shares presently outstanding) of reorganized Bally's Grand, Inc. common stock. Bally's Grand, Inc. has been consolidated since December 1, 1993 as a result of Bally's controlling interest. Prior to December 1, 1993, Bally's investment in Bally's Grand, Inc. was principally recorded on the equity method of accounting. See Notes to consolidated financial statements -- Acquisition of Bally's Grand, Inc. for additional information.

In September 1993, the Company disposed of its remaining investment in Bally Gaming International, Inc. ("Gaming"). See Notes to consolidated financial statements -- Discontinued operations for additional information.

CASINOS

FACILITIES

BALLY'S PARK PLACE. Bally's Park Place is situated on an eight-acre site with ocean frontage at the well-known intersection of Park Place and the Boardwalk in Atlantic City, New Jersey. The casino hotel complex is centrally located among the nine other casino hotels adjacent to the Boardwalk and is within four blocks of Atlantic City's Convention Hall and the new convention corridor currently under development, which will include a new convention facility. Bally's Park Place's strategic location on the Boardwalk contributes to its success in attracting significant walk-in casino business, including strong crossover business from competing casinos located nearby. Equipped with two multi-story parking garages and surface valet parking lots, management believes that Bally's Park Place is also strongly positioned to attract the desirable drive-in business.

Bally's Park Place is one of the largest casino hotel facilities in Atlantic City, currently encompassing approximately 2.2 million square feet of space, including approximately 68,000 square feet of casino floor space, a 30-story hotel tower, a 12-story hotel facility and two multi-story parking garages providing over 2,000

- --------------------------------------------------------------------------------

parking spaces. The casino features approximately 2,000 slot machines and 115 table games including baccarat, blackjack, craps, roulette and poker, among others. Bally's Park Place employs the latest slot machine technology and places particular emphasis on the location, design and lighting of its slot machine areas in its efforts to further develop, expand and compete for slot machine play, which generates higher margins than table game play.

Bally's Park Place has more than 1,250 rooms (including 77 suites), making it the largest four-star hotel in New Jersey, and contains approximately 50,000 square feet of meeting and exhibition space and a 38,000-square foot health spa facility. Dining areas include three specialty restaurants, a cocktail lounge, a coffee shop, a buffet, a delicatessen, two fast-food facilities and a restaurant with a bar and lounge in the spa. Bally's Park Place offers a variety of other facilities and amenities to its patrons.

Bally's Park Place's operating strategy capitalizes on its central location and quality facilities and promotes the diversity of its casino games and courteous approach to guests. Historically believed to be a leader in Atlantic City's middle to upper-middle tier slot player segments, Bally's Park Place devotes significant managerial and promotional resources to the maintenance and expansion of slot machine play, including higher denomination slot business. Bally's Park Place also targets middle-market table game players. The marketing strategy of Bally's Park Place is to generate a high volume of play from casino customers from New York, Philadelphia and other northeastern metropolitan areas, as well as to develop its position in all segments of the Atlantic City hotel and convention market.

Bally's Park Place's revenues and earnings peak during the summer season, with less favorable operating results during the winter. Bally's Park Place employs approximately 4,100 persons in the operation of its business.

THE GRAND. The Grand is situated on approximately three acres at Boston Avenue and Pacific Avenue at the southern end of the Boardwalk in proximity to one of the major highways that leads into Atlantic City. This location enables destination-oriented patrons, primarily customers that drive in by automobile or bus, to reach The Grand by avoiding much of the traffic congestion experienced in the midtown section of Atlantic City. As Atlantic City International Airport continues to develop, and as the new Atlantic City convention corridor develops, management believes The Grand is well-positioned to benefit from an increase in destination-oriented patrons.

The Grand encompasses approximately 1.2 million square feet of space contained within a 22-story tower, a low-rise complex and a multi-story parking garage and transportation center. The Grand presently has approximately 46,100 square feet of gaming space, which features approximately 1,480 slot machines and approximately 90 table games. The Grand regularly updates and modernizes the type of slot games it offers, including state-of-the-art reel-type machines and increasingly popular video games (such as video poker), to attract slot customers and provide diversity of play. In addition, The Grand offers a full selection of table games including baccarat, blackjack, craps, pai gow poker, red dog and roulette, among others.

The Grand has more than 500 oceanview hotel rooms (including approximately 200 suites), approximately 20,000 square feet of convention and meeting room space, three specialty restaurants, a coffee shop, a buffet, a fast-food facility, an ice cream parlor, a beauty salon and three retail gift shops. Entertainment facilities include a 540-seat showroom, two cocktail entertainment lounges and an exclusive penthouse lounge area for select gaming patrons. Recreational facilities include a health spa and a large swimming pool area. To accommodate drive-in and bus patrons, The Grand owns a multi-story parking garage and transportation center which provides valet and self-parking for approximately 1,100 cars and contains 11 bays for buses. In addition, surface parking space located directly across the street from The Grand accommodates approximately 520 cars.

The Grand's operating strategy is to capitalize on its first-class hotel facility. In addition to providing a full selection of casino games, The Grand offers its guests several categories of deluxe rooms, a variety of specialty restaurants, headline entertainment and other amenities. The first-class nature of the facility is complemented by an emphasis on personalized service, which is facilitated by the size of the facility, thereby lending itself to a more intimate, personal atmosphere for guests. Consistent with this strategy, The Grand targets both high-end and destination-oriented patrons, primarily drive-in

- --------------------------------------------------------------------------------

patrons. The quality of the facility, together with its proximity to a major highway, assist in attracting these gaming patrons. The Grand directs its marketing efforts towards expanding its domestic customer base and attracting international gaming patrons.

The Grand's revenues and earnings peak during the summer season, with less favorable operating results during the winter. The Grand employs approximately 3,200 persons in the operation of its business.

BALLY'S LAS VEGAS. Bally's Las Vegas is situated on an approximately 30-acre site on the Las Vegas "Strip" at the well-known "Four Corners" intersection of Las Vegas Boulevard South and Flamingo Road. Bally's Las Vegas is centrally located and is within walking distance of many of the other major casino hotels on the Strip, which management believes enhances its visibility and provides it with an advantage in attracting hotel guests and convention business.

Bally's Las Vegas currently encompasses approximately 3.2 million square feet of space in two high-rise hotel towers connected by a low-rise structure containing a 56,000-square foot casino. The casino features approximately 1,500 slot machines, 72 table games, a Keno area and a race and sports book area. In order to promote slot machine play, which generates higher margins than table game play, Bally's Las Vegas emphasizes the configuration and location of its slot machine areas. In addition, Bally's Las Vegas offers a full selection of table games, including baccarat, blackjack, craps, roulette, pai gow poker, Caribbean stud poker and a "big-six" wheel.

Bally's Las Vegas, which has recently completed an extensive renovation program, has more than 2,800 hotel rooms (including 237 suites) and one of the largest casino hotel convention facilities in Las Vegas with approximately 175,000 square feet of meeting space. The complex also includes two entertainment showrooms (with a combined seating capacity of 2,500), a theater, five restaurants, a coffee shop, two bars, a casino lounge, a state-of-the-art health spa, a swimming pool and cabana area, 10 tennis courts and a retail shopping arcade. In addition, separate subsidiaries of Bally's Grand, Inc. own approximately 24 acres of land situated adjacent to Bally's Las Vegas (on which a small retail shopping center is located), approximately 14 acres of land situated adjacent to Bally's Las Vegas (on which a parking lot is located) and 5 acres of land situated in North Las Vegas, Nevada (on which supporting facilities used by Bally's Las Vegas are located).

Bally's Las Vegas targets consistent wagerers in the middle to upper-middle tier of the gaming market and convention business. Bally's Las Vegas' operating strategy is designed to attract and retain these customers by capitalizing on the quality of its facilities and providing its guests with a full range of resort amenities and personalized services and attention, emphasizing its "Touch of Class" motto. Management believes that the spacious configuration of Bally's Las Vegas' casino and the size of its standard hotel rooms, which are among the largest offered on the Strip, contribute to its upscale image and help it to attract these targeted customers. Convention business also represents an important segment of Bally's Las Vegas' operating strategy as it provides the hotel with mid-week occupancy at generally higher room rates than standard mid-week rates. Management believes that the size of Bally's Las Vegas' convention meeting space combined with its extensive convention amenities and services makes it one of the principal convention forums in Las Vegas.

Bally's Las Vegas has commenced the construction of improvements to its frontage area along the Strip (with completion expected in mid-1994) and has formed a joint venture with a subsidiary of MGM Grand, Inc. to construct and operate a monorail that will transport passengers between Bally's Las Vegas and The MGM Grand Hotel and Theme Park (with completion expected in mid-1995). These capital improvement projects are expected to cost Bally's Las Vegas approximately $28 million and are intended to increase traffic into its casino.

Business at Bally's Las Vegas is somewhat seasonal, usually declining in the summer months and in December. Bally's Las Vegas employs approximately 4,200 persons in the operation of its business.

BALLY'S TUNICA. Bally's Tunica, which commenced operations in December 1993, is a western-themed entertainment complex with a dockside casino and saloon and land-based food court located on 20 acres of leased property at Mhoon Landing in Tunica, Mississippi (located

- --------------------------------------------------------------------------------

approximately 35 miles from Memphis, Tennessee).

Bally's Tunica is presently one of the largest casinos in Tunica with 40,000 square feet of casino floor space. The casino features approximately 1,150 slot machines (including over a dozen with progressive slot links) and 65 table games (including blackjack, craps, mini-baccarat, poker and roulette, among others).

Bally's Tunica's 4,000 square-foot saloon is adjacent to the casino and features live Country & Western music nightly plus a giant screen television for sporting events. The saloon features Country & Western dance lessons and karaoke in the afternoons. Bally's Tunica also has a 20,000 square-foot food court which offers a variety of menu items. The atmosphere at Bally's Tunica is open and airy, with wide aisles and ample space between games. A "Wild West" theme with exposed wooden beams along the ceiling and wall treatments of wood, stone and wallpaper reminiscent of the 1800's is intended to create a rustic feel for its patrons. Valet or self-parking is available for approximately 1,100 vehicles.

Bally's Tunica's operating strategy is to provide its patrons with an enjoyable gaming experience through a well-trained, friendly staff in a well-maintained, spacious facility. The marketing strategy of Bally's Tunica is to generate a high volume of play from casino customers in the regional area.

Management of Bally's Tunica believes its twenty-acre size provides flexibility to grow with the Tunica marketplace. Developers of the Mhoon Landing site have announced plans to add hotel rooms and additional non-casino entertainment in the area. In addition, each dockside gaming property in Tunica incorporates an 80 foot easement along the Mississippi River to allow for future construction of a walkway along the riverfront connecting each property.

Bally's Tunica employs approximately 1,000 persons in the operation of its business.

COMPETITION

GENERAL. The Company's casinos face significant competition from both established casinos and newly emerging gaming operations. The Company believes that the legalization of casino gaming in jurisdictions such as Mississippi, Louisiana, South Dakota, Iowa, Illinois and Colorado, and Indian gaming in Connecticut and elsewhere, has not, to date, had a material adverse impact on its Atlantic City or Las Vegas operations. The Company, however, believes that the adoption of legislation approving casino gaming in any jurisdiction near New Jersey (particularly Maryland, New York or
Pennsylvania) or near Nevada (particularly California or the other southwestern states) could have a material adverse effect on its present operations. There have been proposals made for water-based casinos in a number of other jurisdictions and several large metropolitan areas, including Chicago, where the Company is headquartered and Philadelphia, where the Company holds an option on a large tract of waterfront property. The Company also competes with other forms of legalized gaming, including state-sponsored lotteries, jai alai, off-track wagering and card parlors. In markets in which the Company commences operations, it faces intense competition for desirable sites, qualified personnel and, ultimately, customers from other companies in the gaming industry. Legalization of gaming in additional jurisdictions will provide opportunities for expansion by the Company's competitors, which could adversely affect the Company's existing and proposed operations.

The Company believes that casino competition in the markets in which it competes is based primarily on the location and physical design of the casino and, where applicable, hotel accommodations, the extent and quality of personalized service offered to guests and casino customers, the price and quality of rooms and food and beverages, the number and quality of its restaurants, convention and other public facilities, promotional allowances, the entertainment offered, the variety of table games and slot machines, table limits, casino credit granted to customers and parking capacity. Management believes that the reputation of each of the Company's casinos as a first-class facility enhances their competitiveness in each of their markets.

ATLANTIC CITY. Since April 1990, there have been 10 casino hotel facilities operating in Atlantic City in competition with Bally's Park Place and The Grand, which are also in competition with each other. There have been no public announcements concerning new casino openings; however, several Atlantic City casinos have announced

- --------------------------------------------------------------------------------

plans for expansion or are currently in the process of expanding their facilities. These expansions will increase competition in the Atlantic City market, particularly as additional slot machines are added. Bally's Park Place has a central location which positively affects its competitive position. The Grand, however, is geographically removed from the newest Atlantic City casino hotels and others that have made significant capital improvements, which has adversely affected its competitive position.

LAS VEGAS. Bally's Las Vegas competes principally with other casino hotels and casinos located in Las Vegas. Currently, there are approximately 30 major casino hotels located on or near the Strip, 10 major casino hotels located in the Las Vegas downtown area and several major facilities located elsewhere in the Las Vegas area. As a result of new construction projects and certain expansions by casino hotels located on or near the Strip, between September 1989 and December 1993, Las Vegas casino space increased significantly and hotel and motel room capacity increased by approximately 23,000 rooms or 40%. A significant portion of the increase is a result of The Luxor, Treasure Island and The MGM Grand Hotel and Theme Park, three new major casino hotels which opened during the latter part of 1993. Bally's Las Vegas believes that the increases in casino and hotel room capacity during the past four years, combined with a weak economy, although partially offset by an increase in the number of visitors to Las Vegas, have had and may continue to have, a negative impact on Bally's Las Vegas' results of operations. However, management believes that Bally's Las Vegas' central location has had and will continue to have a positive effect on its competitive position. Further, Bally's Las Vegas has recently completed renovations to approximately 2,000 of its hotel rooms, certain suites, the corridors in its main tower, a restaurant, casino lounge and reception area and, as previously described, has plans for significant capital improvement projects, which are intended to enhance its competitiveness in the Las Vegas market.

TUNICA. Currently, twenty-five gaming operators' licenses have been issued and forty-four additional operators' applications were pending before the Mississippi Gaming Commission. Sixteen of these operators' applications are for facilities located in Tunica County, Mississippi. Including Bally's Tunica, six gaming facilities are presently operating in Tunica County. Facilities which have already commenced or subsequently commence operations in or near the Tunica market present significant competition for Bally's Tunica.

GAMING REGULATION

GENERAL. Gaming is regulated in every jurisdiction in which it is currently legalized, and regulations generally require receipt of a license prior to commencement of gaming operations. The regulatory frameworks may impose restrictions or costs including additional taxes that materially detract from the feasibility or profitability of gaming operations. Gaming regulations and their enforcement are within the discretion of the regulating jurisdictions, and the Company cannot predict what these regulations will be, how they will be enforced or what effect, if any, these regulations will have on the Company. In addition, floating gaming ventures such as Bally's Tunica require compliance with certain maritime laws and United States Coast Guard regulations.

NEW JERSEY REGULATION. Gaming activities in Atlantic City are subject to the New Jersey Casino Control Act (the "New Jersey Act"), regulations of the New Jersey Casino Control Commission (the "New Jersey Commission") and other applicable laws. No casino may operate unless the required permits or licenses and approvals are obtained from the New Jersey Commission. The New Jersey Commission is authorized under the New Jersey Act to adopt regulations covering a broad spectrum of gaming and gaming-related activities and to prescribe the methods and forms of applications from all classes of licensees. These laws and regulations concern primarily: (i) the financial stability, integrity, responsibility, good character, honesty and business ability of casino service suppliers and casino operators, their directors, officers and employees, their security holders and others financially interested in casino operations, (ii) the nature of casino hotel facilities, and (iii) the operating methods and financial and accounting practices used in connection with the casino operations. Taxes are imposed by the State of New Jersey on gaming operations at the rate of 8% of gross gaming revenues. In addition, the New Jersey Act provides for an investment alternative tax of 2.5% of gross gaming revenues. This investment alternative tax may be offset by investment tax credits, which

- --------------------------------------------------------------------------------

are obtained by purchasing bonds issued by or investing in housing or other development projects approved by the New Jersey Casino Reinvestment Development Authority, a state agency. New laws and regulations, as well as amendments to existing laws and regulations, relating to gaming activities in Atlantic City are periodically introduced or proposed and sometimes adopted.

The New Jersey Commission has broad discretion with regard to the issuance, renewal and revocation or suspension of casino licenses. A casino license is not transferable, is issued for a term of up to one year for the first two renewals and thereafter for a term of up to two years (subject to discretionary reopening of the licensing hearing by the New Jersey Commission at any time), and must be renewed by filing an application which must be acted on by the New Jersey Commission prior to the expiration of the license in force. At any time, upon a finding of disqualification or noncompliance, the New Jersey Commission may revoke or suspend a license or impose fines.

The New Jersey Act imposes certain restrictions on the ownership and transfer of securities issued by a corporation that holds a casino license or is deemed a holding company, intermediary company, subsidiary or entity qualifier (each, an "affiliate") of a casino licensee. "Security" is defined by the New Jersey Act to include instruments that evidence either a beneficial ownership in an entity (such as common stock and preferred stock) or a creditor interest in an entity (such as a bond, note or mortgage). Pursuant to the New Jersey Act, the corporate charter of a publicly traded affiliate of a casino licensee must require that a holder of the company's securities dispose of such securities if the holder's continued holding would result in the company or any other affiliate being no longer qualified to continue as a casino licensee under the New Jersey Act. The corporate charter of a casino licensee or any privately held affiliate of the licensee must: (i) establish the right of prior approval by the New Jersey Commission with regard to a transfer of any security in the company and (ii) create the absolute right of the company to repurchase at the market price or purchase price, whichever is less, any security in the company in the event the New Jersey Commission disapproves a transfer of such security under the New Jersey Act. The corporate charters of the Company's subsidiaries that operate Bally's Park Place and The Grand and the charters of their privately held affiliates conform with the New Jersey Act's requirements described above for privately held companies.

If the New Jersey Commission finds that an individual owner or holder of securities of a corporate licensee or an affiliate of such corporate licensee is not qualified under the New Jersey Act, the New Jersey Commission may propose remedial action. The New Jersey Commission may require divestiture of the securities held by any disqualified holder who is required to be qualified under the New Jersey Act (e.g., officers, directors, security holders and key casino and other employees). In the event that disqualified persons fail to divest themselves of such securities, the New Jersey Commission may revoke or suspend the license. However, if an affiliate of a casino licensee is a publicly traded company and the New Jersey Commission finds disqualified any holder of any security thereof who is required to be qualified, and the New Jersey Commission also finds that: (i) such company has complied with aforesaid charter provisions, (ii) such company has made a good faith effort, including the prosecution of all legal remedies, to comply with any order of the New Jersey Commission requiring the divestiture of the security interest held by the disqualified holder, and (iii) such disqualified holder does not have the ability to control the corporate licensee or any affiliate thereof, or to elect one or more members of the board of directors of such affiliate, the New Jersey Commission will not take action against the casino licensee or its affiliate with respect to the continued ownership of the security interest by the disqualified holder.

For purposes of the New Jersey Act, a security holder is presumed to have the ability to control a publicly traded corporation, or to elect one or more members of its board of directors, if such holder owns or beneficially holds 5% or more of the equity securities of such corporation, unless such presumption of control or ability to elect is rebutted by clear and convincing evidence. An "institutional investor," as that term is defined under the New Jersey Act, is entitled to a waiver of qualification if it holds less than 10% of the equity securities of a publicly traded holding or intermediary company of a casino licensee and: (i) the holdings were purchased for

- --------------------------------------------------------------------------------

investment purposes only, (ii) there is no cause to believe the institutional investor may be found unqualified, and (iii) upon request by the New Jersey Commission, the institutional investor files a certified statement to the effect that it has no intention of influencing or affecting the affairs of the issuer, the casino licensee or its other affiliates. The New Jersey Commission may grant a waiver of qualification to an institutional investor holding 10% or more of such securities upon a showing of good cause and if the conditions specified above are met.

With respect to debt securities, the New Jersey Commission generally requires a person holding 15% or more of a debt issue of a publicly traded affiliate of a casino licensee to qualify as a "financial source" where the use of the proceeds from the debt issue is related in any way to the financing of the casino licensee. There can be no assurance that the New Jersey Commission will continue to apply the 15% threshold, and the New Jersey Commission could at any time establish a lower threshold for qualification. An exception to the qualification requirement is made for institutional investors, in which case the institutional holder is entitled to a waiver of qualification if the holder's position in the aggregate is less than 20% of the total outstanding debt of the affiliate and less than 50% of any outstanding publicly traded issue of such debt, and if the conditions specified in the above paragraph are met. As with equity securities, a waiver of qualification may be granted to institutional investors holding larger positions upon a showing of good cause and if all conditions specified in the above paragraph are met.

Generally, the New Jersey Commission would require each institutional holder seeking a waiver of qualification to execute a certificate to the effect that:
(i) the holder has reviewed the definition of institutional investor under the New Jersey Act and believes that it meets the definition of institutional investor, (ii) the holder purchased the securities for investment purposes only and holds them in the ordinary course of business, (iii) the holder has no involvement in the business activities of, and no intention of influencing or affecting the affairs of, the issuer, the casino licensee or any affiliate, and
(iv) if the holder subsequently determines to influence or affect the affairs of the issuer, the casino licensee or any affiliate, it shall provide not less than 30 days' notice of such intent and shall file with the New Jersey Commission an application for qualification before taking any such action. Commencing on the date the New Jersey Commission serves notice on a corporate licensee or an affiliate of such corporate licensee that a security holder of such corporation has been found disqualified, it will be unlawful for the security holder to: (i) receive any dividends or interest upon any such securities, (ii) exercise, directly or through any trustee or nominee, any right conferred by such securities, or (iii) receive any remuneration in any form from the corporate licensee for services rendered or otherwise.

Persons who are required to qualify under the New Jersey Act by reason of holding debt or equity securities are required to place the securities into an Interim Casino Authorization ("ICA") trust pending qualification. Unless and until the New Jersey Commission has reason to believe that the investor may not qualify, the investor will retain the ability to direct the trustee how to vote, or whether to dispose of, the securities. If at any time the New Jersey Commission finds reasonable cause to believe that the investor may be found unqualified, it can order the trust to become "operative," in which case the investor will lose voting power, if any, over the securities but will retain the right to petition the New Jersey Commission to order the trustee to dispose of the securities.

Once an ICA trust is created and funded, and regardless of whether it becomes operative, the investor has no right to receive a return on the investment until the investor becomes qualified. Should an investor ultimately be found unqualified, the trustee would dispose of the trust property, and the proceeds would be distributed to the unqualified applicant only in an amount not exceeding the actual cost of the trust property. Any excess proceeds would be paid to the State of New Jersey. If the securities were sold by the trustee pending qualification, the investor would receive only actual cost, with disposition of the remainder of the proceeds, if any, to await the investor's qualification hearing.

In the event it is determined that a licensee has violated the New Jersey Act or its regulations, then under certain circumstances, the licensee could be subject to fines or have its license suspended or revoked. In addition, if a person required to qualify under the New Jersey Act fails

- --------------------------------------------------------------------------------

to qualify, or if a security holder who is required to qualify fails to qualify and does not dispose of his securities in the licensee or in any affiliate of the licensee, as may be required by the New Jersey Act, then, under certain circumstances, the licensee could have its license suspended or revoked.

If a casino license were not renewed, were suspended for more than 120 days or were revoked, the New Jersey Commission could appoint a conservator. The conservator would be charged with the duty of conserving and preserving the assets so acquired and continuing the operation of the hotel and casino of a suspended licensee or with operating and disposing of the casino hotel facilities of a former licensee. Such suspended licensee or former licensee, however, would be entitled only to a fair return on its investment, to be determined under New Jersey law, with any excess to go to the State of New Jersey, if so directed by the New Jersey Commission. Suspension or revocation of any licenses or the appointment of a conservator by the New Jersey Commission would have a material adverse effect on the business of Bally's Park Place, Inc. and GNAC.

In September 1992, the casino licenses of Bally's subsidiaries that operate Bally's Park Place and The Grand were renewed by the New Jersey Commission for a two-year period ending September 30, 1994. The Company is not aware of any reasons that the licenses would not be renewed during 1994 for an additional two years.

NEVADA REGULATION. The ownership and operation of casino gaming facilities in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act"), and (ii) various local ordinances and regulations. Bally's Grand, Inc.'s gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board"), and the Clark County Liquor and Gaming Licensing Board (the "Clark County Board"). The Nevada Commission, the Nevada Board and the Clark County Board are collectively referred to herein as the "Nevada Gaming Authorities."

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity, (ii) the establishment and maintenance of responsible accounting practices and procedures, (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities, (iv) the prevention of cheating and fraudulent practices, and (v) providing a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on Bally's Las Vegas' gaming operations.

Bally is registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has been found suitable (i) to acquire control of Bally's Grand, Inc. and (ii) to indirectly own the stock of Bally's Grand Management Co., Inc. ("Management Co."), which is the manager of Bally's Grand, Inc. Bally's Grand, Inc. is also a Registered Corporation and has been found suitable to own the stock of Grand Resorts, Inc. ("GRI"), which operates the Bally's Las Vegas casino. GRI is required to be licensed by the Nevada Gaming Authorities. The gaming license held by GRI requires the payment of fees and taxes and is not transferable. GRI is also licensed as a manufacturer and distributor of gaming devices. Such manufacturer's and distributor's licenses are not transferable and require the annual payment of fees. Management Co. is licensed by the Nevada Commission as a manager for Bally's Grand, Inc. and such license is not transferable. GRI and Management Co. are each a corporate licensee (individually a "Corporate Licensee" and collectively, the "Corporate Licensees") under the terms of the Nevada Act. As Registered Corporations, Bally and Bally's Grand, Inc. are required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from the Corporate Licensees without first obtaining licenses and approvals from the Nevada Gaming Authorities. Bally, Bally's Grand, Inc. and the Corporate

- --------------------------------------------------------------------------------

Licensees have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, Bally, Bally's Grand, Inc. or the Corporate Licensees in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the Corporate Licensees must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of Bally or Bally's Grand, Inc. who are actively and directly involved in gaming activities of the Corporate Licensees may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with Bally, Bally's Grand, Inc. or the Corporate Licensees, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require Bally, Bally's Grand, Inc. or the Corporate Licensees to terminate the employment of any person who refuses to file appropriate applications. Determination of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

Bally, Bally's Grand, Inc. and the Corporate Licensees are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by the Corporate Licensees must be reported to or approved by the Nevada Commission.

If it were determined that the Nevada Act was violated by a Corporate Licensee, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Corporate Licensees, Bally, Bally's Grand, Inc. and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Bally's Las Vegas casino and, under certain circumstances, earnings generated during the supervisors' appointment (except for reasonable rental value of the casino) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect Bally's Las Vegas' gaming operations.

Any beneficial holder of Bally's or Bally's Grand, Inc.'s voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability determined as a beneficial holder of such voting securities if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

The Nevada Act requires any person who acquires more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails a written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional

- --------------------------------------------------------------------------------

investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the Registered Corporation's corporate charter, bylaws, management, policies or operations of the Registered Corporation, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders, (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations, and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. Bally and Bally's Grand, Inc. would be subject to disciplinary action if, after they receive notice that a person is unsuitable to be a stockholder or to have any other relationship with Bally, Bally's Grand, Inc. or the Corporate Licensees, Bally or Bally's Grand, Inc.: (i) pays that person any dividend or interest upon voting securities of Bally or Bally's Grand, Inc., (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or
(iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, if necessary, the immediate purchase of said voting securities for cash at fair market value. Additionally, the Clark County Board has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever, (ii) recognizes any voting right by such unsuitable person in connection with such securities, (iii) pays the unsuitable person remuneration in any form, or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

Bally and Bally's Grand, Inc. are required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. Bally and Bally's Grand, Inc. are also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the stock certificates of Bally and Bally's Grand, Inc. to bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed such a requirement on Bally or Bally's Grand, Inc.

Neither Bally nor Bally's Grand, Inc. may make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming

- --------------------------------------------------------------------------------

facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

Changes in control of Bally or Bally's Grand, Inc. through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and the Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Corporate Licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of Corporate Licensees and their affiliates, (ii) preserve the beneficial aspects of conducting business in the corporate form, and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before a Registered Corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Registered Corporation's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received, (ii) the number of gaming devices operated or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments. Nevada gaming licensees that hold a license as an operator of a slot route, or a manufacturer's or distributor's license, also pay certain fees and taxes to the State of Nevada.

Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operations, fail to conduct the foreign gaming operations in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the grounds of personal unsuitability.

MISSISSIPPI REGULATION. Mississippi has adopted regulatory requirements which are similar to Nevada's with respect to the discretion given the regulators in granting licenses, financial qualification of licensees and qualification of security holders, officers, directors and key

- --------------------------------------------------------------------------------

employees. The Mississippi regulations also restrict the ability to pay interest to debt security holders who are not found suitable and require redemption of such debt securities from those holders who are denied licensing. The Mississippi Gaming Commission may conduct a suitability investigation of holders at any time. Mississippi regulation requires prior approval to recapitalize or engage in gaming outside of Mississippi.

FEDERAL REGISTRATION. The operating subsidiaries of Bally that are involved in gaming activities are required to make annual filings with the Attorney General of the United States in connection with the operation of slot machines. All requisite filings for the present year have been made.

FITNESS CENTERS

Bally's Health & Tennis is the largest (and the only nationwide) commercial operator of fitness centers in the United States in terms of revenues, members, and number and square footage of facilities. Bally's Health & Tennis operates 339 fitness centers located in 27 states with approximately 4.2 million members. The fitness centers operate under the "Bally's" name in conjunction with various well-recognized names, including Holiday Health, Jack LaLanne, Holiday Spa, Chicago Health Clubs, Scandinavian, President's First Lady, Vic Tanny and Aerobics Plus, and as The Vertical Clubs. Most of the Company's fitness centers are located in major metropolitan markets in the United States, including Los Angeles, New York, Chicago, Washington, D.C., Philadelphia, Houston, Dallas, Minneapolis, Detroit, Miami, Atlanta, Cleveland, Seattle, Phoenix and Denver. In addition, the Company operates three fitness centers in Canada. Bally's Health & Tennis owns 34 locations and leases space, generally pursuant to long-term leases which are renewable, in the other locations where it operates fitness centers. The average size of the Company's fitness centers is approximately 30,000 square feet.

Bally's Health & Tennis' strategy is to offer members value by providing state-of-the-art facilities and membership programs at economical prices. The fitness centers offer prospective members the option of financing their initial membership fees as an alternative to a lump sum cash payment, and considers payment flexibility to be a competitive advantage over most of its competitors. As part of Bally's Health & Tennis' strategy, fitness centers are clustered in major metropolitan areas in order to achieve advertising, marketing and operating efficiencies.

Bally's Health & Tennis offers, on a membership basis, the use of its fitness centers, including planned exercise programs and instruction stressing cardiovascular conditioning, strength development and improved appearance. Most fitness centers provide a wide variety of progressive resistance, cardiovascular and conditioning exercise equipment and free weights in addition to aerobic exercise rooms, steam rooms, whirlpools and saunas, and many centers offer additional spa areas as well as indoor swimming pools, jogging tracks and, in some cases, tennis and racquetball courts.

Bally's Health & Tennis currently offers its members four basic membership plans. The membership plans primarily differ by the inclusion of additional in-club services (such as racquetball facilities and child care), accessibility to other fitness centers operated by Bally's Health & Tennis, either locally or nationally, and the ability to transfer the membership. From time to time, Bally's Health & Tennis also offers special membership plans which limit access to fitness centers to certain days and non-peak hours. Members can also choose from several payment mechanisms and downpayment options. In addition to the one-time initial membership fee, members must pay membership dues in order to maintain their membership privileges. As one way of emphasizing the value and affordability of its memberships, Bally's Health & Tennis offers different renewal plans with prices that vary depending on the member's historical usage of the fitness center facilities.

Bally's Health & Tennis is the largest operator or is among the largest operators in every major market in which it has fitness centers. Management believes its fitness centers generally offer a high level of amenities to its target market, the 18 to 34-year old, middle income segment of the population. Within each market, Bally's Health & Tennis competes with other fitness centers, physical fitness and recreational facilities established by local governments and businesses for their employees, the YMCA and similar organizations and, to a certain extent, with racquet and tennis and other athletic clubs, country clubs, weight reducing salons and retail

- --------------------------------------------------------------------------------

stores selling home-use fitness equipment. However, Bally's Health & Tennis believes that its operating experience, its ability to allocate advertising costs over all its fitness centers, and its account processing and collection infrastructure give it an advantage over its competitors. Bally's Health & Tennis believes that its membership plans are affordable and have the flexibility to be responsive to economic conditions. However, Bally's Health & Tennis also competes with other unrelated end-users of the discretionary income of its targeted market group.

Bally's Health & Tennis' focus is on increasing cash flows and revenues from its existing fitness centers through greater penetration of its target market, the 18 to 34-year old, middle income segment of the population. The fitness centers have programs such as "Step Aerobics" and "The 30-Minute Workout" to expand the appeal of its services. Additional amenities planned for 1994 include providing its fitness center members with offerings of health and fitness-related merchandise, as well as a co-branded Bally's VISA(R) credit card. Bally's Health & Tennis also believes that the spread of the fitness commitment to older Americans represents a substantial growth opportunity. Accordingly, the fitness centers seek to capitalize on this opportunity by providing and marketing special fitness programs for the 35 to 49-year old and older age groups. Special fitness activities such as personal training, water and other low-impact aerobics programs and walking programs as well as special services such as child care at many fitness centers are examples of Bally's Health & Tennis' efforts to attract prospective members in these age groups, and Bally's Health & Tennis expects these efforts to enhance its competitive advantage in attracting new members and retaining existing members as members age.

Bally's Health & Tennis intends to continue its program of upgrading its fitness centers by remodeling, expanding or replacing older, smaller fitness centers, closing selected existing facilities that management believes do not present sufficient growth opportunities and selectively constructing new facilities, primarily in established markets. Recently constructed fitness centers have been and will continue to be somewhat smaller than those constructed in the 1980's as the design of new fitness centers focuses on fitness services that members most frequently use rather than on a broader range of fitness services that have very low usage, such as pools, sauna and steam facilities or jogging tracks.

Historically, Bally's Health & Tennis has experienced greater sales in the first quarter of the year. In recent years, Bally's Health & Tennis has lessened this seasonal effect by the use of sales incentives and awards for sales personnel and members, as well as other marketing initiatives. Bally's Health & Tennis employs approximately 19,200 persons in the operation of its business, including approximately 9,900 part-time employees.

COPYRIGHTS AND TRADEMARKS

The Company owns or is licensed under a number of copyrights, trademarks and trade names. Several of the copyrights, trademarks and trade names used by the Company are considered to have substantial value in its businesses.

ITEM 3.  LEGAL PROCEEDINGS

Several purported derivative actions against Bally and certain of its current and former directors, originally filed in December 1990 and January 1991, have been consolidated under the caption "In re: Bally Manufacturing Corporation Shareholders Litigation in the Court of Chancery of the State of Delaware, New Castle County." The consolidated complaint alleges, among other things, breach of fiduciary duty, corporate mismanagement, and waste of corporate assets in connection with certain actions including, among other things, payment of compensation, certain acquisitions by Bally, the dissemination of allegedly materially false and misleading information, the proposed restructuring of Bally's debt, and a subsidiary's allegedly discriminatory practices. The plaintiffs seek, among other things: (i) injunctions against payment of certain termination compensation benefits and implementation of the proposed restructuring plan, (ii) rescission of consummated transactions and a declaration that the complained of transactions are null and void, (iii) an accounting by individual defendants of damages to Bally and benefits received by such defendants, (iv) the appointment of a representative to negotiate on behalf of the stockholders in connection with any proposed restructuring, and (v) costs and disbursements, including a

- --------------------------------------------------------------------------------

reasonable allowance for the fees and expenses of plaintiffs' attorneys, accountants and experts.

In January 1992, a purported holder of Bally's Grand, Inc.'s bonds filed an action in the United States District Court for the Central District of California entitled "Nehus v. Bally Manufacturing Corporation, et al." against Bally, Bally's Grand, Inc. and certain of Bally's current and former officers and directors. The complaint alleged, among other things, that defendants violated the federal securities laws and the California Corporation Code, made intentional misrepresentations and breached their fiduciary obligations to plaintiff in connection with a purported exchange of Bally's Grand, Inc.'s bonds. In December 1992, the claims against former officers and a former director were dismissed for failure to effect proper service and in July 1993, Bally and Bally's Grand, Inc. settled the alleged claims against them.

The Internal Revenue Service ("IRS") has completed an audit of the federal income tax returns of certain of the Company's fitness center subsidiaries for periods ending on the day these subsidiaries were acquired. Among other things, the IRS is asserting that these subsidiaries owe additional taxes of approximately $32 million and substantial amounts of interest with respect to issues arising pursuant to the Company's election in 1983 to treat the purchases of stock of these subsidiaries as if they were purchases of assets. The Company vigorously opposes the IRS' assertions and has filed petitions in the United States Tax Court contesting the IRS' proposed deficiencies with respect to these issues. This matter has been docketed for trial in October 1994, however, a resolution may occur sooner if the Company and the IRS resolve all or some of these issues by stipulation or otherwise. Based on the information presently available, there can be no assurance of the outcome of this matter. However, in the opinion of management, payment, if any, to the IRS of amounts which may be ultimately deemed owing will not have a material adverse effect on the Company's consolidated financial position or results of operations, since the Company believes that it has adequately provided deferred and current taxes related to this matter, although it could, though it is not expected to, have a material adverse effect on the Company's liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 4 is inapplicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Arthur M. Goldberg was elected Chairman of the Board of Directors and Chief Executive Officer of the Company in October 1990 and President of the Company in January 1993. He is also Chairman of the Company's Executive Committee. In June 1993, he was elected Chairman of the Board of Directors, President and Chief Executive Officer of Casino Holdings. Since January 1993, Mr. Goldberg has been Chairman of the Board of Directors and Chief Executive Officer of both Bally's Park Place, Inc. and GNAC. He has also served as Chief Executive Officer of Bally's Tunica, Inc. since April 1993 and as a director of Bally's Health & Tennis since 1990. Mr. Goldberg was elected Chairman of the Board of Directors and President of Bally's Grand, Inc. in August 1992, and its Chief Executive Officer in September 1992. Since 1990, he has been Chairman of the Board of Directors, Chief Executive Officer and President of Di Giorgio Corporation, a food distributor. Mr. Goldberg is also Managing Partner of Arveron Investments L.P. and a director of First Fidelity Bancorp. From 1985 to 1989, he was Chief Executive Officer, President and a director of International Controls Corporation, a manufacturing and engineering company. Mr. Goldberg is 52 years of age.

Lee S. Hillman was elected Vice President, Chief Financial Officer and Treasurer of the Company in November 1991 and Executive Vice President in August 1992. He has been an Executive Vice President, Chief Financial Officer and a director of Casino Holdings since June 1993. Mr. Hillman has served as a director of Bally's Park Place, Inc. since January 1993 and a director of GNAC since February 1993. He has also been Chief Financial Officer of Bally's Tunica, Inc. since April 1993 and Vice President -- Administration of Bally's Grand, Inc. since August 1993. In addition, he has served as Senior Vice President of Bally's Health & Tennis since April 1991, Chief Financial Officer of that company since January 1992, one of its directors since September 1992 and its Treasurer since October 1992. From October 1989 to April 1991, he was a partner with the accounting firm of Ernst & Young. From 1987 to October 1989, he was a

- --------------------------------------------------------------------------------

principal with the accounting firm of Arthur Young & Company, a predecessor to Ernst & Young. Mr. Hillman is 38 years of age.

Robert G. Conover was elected Vice President, Management Information Systems and Chief Information Officer of the Company in December 1992. He has been Senior Vice President, Management Information Systems of Casino Holdings since June 1993 and Senior Vice President of GNOC, CORP. (a subsidiary of GNAC) since 1987. Mr. Conover was elected a Senior Vice President of Bally's Park Place, Inc. in January 1993 and for approximately ten years prior thereto, he was a Vice President of that company. Mr. Conover has also been President of the Bally Systems division of Gaming since October 1990. From January 1987 to September 1992, he was Vice President, Management Information Systems of Bally's Grand, Inc. Mr. Conover is 48 years of age.

John W. Dwyer was elected Corporate Controller of the Company in June 1992 and Vice President in December 1992. He has been a Vice President and Controller of Casino Holdings since June 1993. From October 1989 to June 1992, he was a partner with the accounting firm of Ernst & Young. From 1986 to October 1989, Mr. Dwyer was a partner with the accounting firm of Arthur Young & Company, a predecessor to Ernst & Young. Mr. Dwyer is 41 years of age.

Harold Morgan was elected Vice President, Human Resources of the Company in December 1992. Since August 1991, he has been employed by Bally's Health & Tennis and was elected a Vice President of that company in January 1992. From 1985 until August 1991, Mr. Morgan was Director of Employee and Labor Relations of the Hyatt Corporation. Mr. Morgan is 37 years of age.

Bernard J. Murphy was elected Vice President, Corporate Affairs and Governmental Relations of the Company in November 1991. From March 1991 to November 1991, Mr. Murphy was employed as an executive of Bally and since March 1991, he has been a Senior Vice President of Bally's Health & Tennis. For 20 years prior to 1990, he had been with the Federal Bureau of Investigation. Mr. Murphy is 47 years of age.

Jerry W. Thornburg was elected Vice President, Audit of the Company in July 1993. For approximately five years prior thereto, he was Director of Internal Audit of the Company. Mr. Thornburg is 50 years of age.

Carol Stone DePaul was elected Secretary of the Company in December 1992. She has been a Vice President and Secretary of Casino Holdings since June 1993. For more than four years prior to December 1992, she was Assistant Secretary of the Company and a member of its law department. Ms. DePaul is 37 years of age.

                      ------------------------------------

Wallace R. Barr was elected President and a director of Bally's Park Place, Inc. in February 1993 and has served as its Chief Operating Officer since January 1993. He has also been an Executive Vice President, Chief Operating Officer and a director of Casino Holdings since June 1993 and President of Bally's Tunica, Inc. since April 1993. Mr. Barr was a Senior Vice President of GNAC from June 1991 to February 1993, has served that company as its Chief Operating Officer since January 1993 and has been its President and a director since February 1993. From March 1984 to June 1991, he served as Senior Vice President -- Operations of Bally's Park Place, Inc. and from January 1987 to September 1992, he was Senior Vice President and Treasurer of Bally's Grand, Inc. Mr. Barr is 48 years of age.

Michael G. Lucci, Sr. was elected President of Bally's Health & Tennis in April 1993 and Chief Operating Officer in October 1992. He has been a director of Bally's Health & Tennis since September 1992. From 1991 to April 1993, he served as Executive Vice President of Bally's Health & Tennis and supervised the eastern region of that company for more than two years prior to 1991. Mr. Lucci is 54 years of age.

- --------------------------------------------------------------------------------
PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Bally Common Stock, par value $.66 2/3 per share (the "Common Stock"), is traded on the New York Stock Exchange and Chicago Stock Exchange. The Company suspended cash dividend payments on the Common Stock beginning with the fourth quarter of 1990. The high and low quarterly sales prices on the New York Stock Exchange for the past two years are as follows:

                                                               FIRST     SECOND      THIRD     FOURTH
                                                              QUARTER    QUARTER    QUARTER    QUARTER
- --------------------------------------------------------------------------------------------------------
1993
  High.....................................................      $8 1/8    $12 3/4    $10 3/4    $10 3/8
  Low......................................................       6          6 3/8      8 1/8      8 3/8
1992
  High.....................................................       8 1/8      6 5/8      6 1/8      7 7/8
  Low......................................................       4 7/8      4 1/8      4 3/8      4 1/4

The number of record holders of the Common Stock at March 24, 1994 was 16,555.

For restrictions on the ability of Bally's subsidiaries to pay dividends, see Liquidity and Capital Resources in Item 7 of this Report.

ITEM 6.  SELECTED FINANCIAL DATA

                                                   1993        1992        1991        1990        1989
- --------------------------------------------------------------------------------------------------------
                                                          (In millions, except per share data)
Years ended December 31:
  Revenues....................................   $1,320.1    $1,297.0    $1,262.5    $1,374.6    $1,354.1
  Equity in net loss of Bally's Grand, Inc.
     (pre-reorganization).....................                                         (186.6)      (17.1)
  Loss from continuing operations.............      (16.0)       (9.0)      (67.7)     (277.0)      (26.6)
  Loss from continuing operations per common
     and common equivalent share..............       (.40)       (.28)      (2.08)     (10.03)      (1.29)
  Cash dividends per common share.............                                           .225        .285
At December 31:
  Total assets................................    2,539.6     1,924.6     2,050.1     2,353.0     2,497.2
  Total debt..................................    1,494.7     1,021.5     1,130.9     1,453.8     1,340.0
  Stockholders' equity........................      364.1       410.2       364.7       332.5       596.6

- ---------------

Note:

During 1993, Casino Holdings and another subsidiary of Bally acquired approximately 5.2 million shares (approximately 50% of the shares presently outstanding) of reorganized Bally's Grand, Inc. common stock. Bally's Grand, Inc. has been consolidated since December 1, 1993 as a result of Bally's controlling interest. Prior to December 1, 1993, Bally's investment in Bally's Grand, Inc. was principally recorded on the equity method of accounting. See Notes to consolidated financial statements -- Acquisition of Bally's Grand, Inc. for additional information.

ITEM 7.  MANAGEMENT'S DISCUSSION
         AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS

GENERAL

In late 1992, after completing a major restructuring effort which began in October 1990, the Company began actively pursuing new casino gaming projects. In April 1993, Casino Holdings was formed as a holding company for Bally's Park Place, Inc. and for acquiring and developing gaming operations, including those in newly emerging gaming jurisdictions. In June 1993, Casino Holdings completed a private placement of $220.0 million principal amount of Senior Discount Notes and received net proceeds therefrom of approximately $127.9 million which

- --------------------------------------------------------------------------------

have been and are being used to: (i) construct and equip Bally's Tunica (which commenced operations in December 1993), (ii) acquire a significant equity interest in Bally's Las Vegas (which caused its consolidation effective December 1, 1993), (iii) fund initial payments for construction of a riverboat (including dockside improvements) for eventual operation in New Orleans, (iv) fund an option agreement to acquire certain riverfront property in Philadelphia for the purpose of developing a dockside gaming facility if gaming were to be legalized in Pennsylvania and (v) pursue other gaming opportunities.

RESULTS OF OPERATIONS
Revenues and operating income (loss) from continuing operations are as follows (in millions):

                                                                   1993         1992         1991
- ---------------------------------------------------------------------------------------------------
REVENUES
  Casinos......................................................  $  619.2     $  552.8     $  536.2
  Fitness centers..............................................     694.8        741.9        720.4
  Corporate....................................................       8.0          2.5          8.0
  Intersegment eliminations and other..........................      (1.9)         (.2)        (2.1)
                                                                 --------     --------     --------
  Consolidated revenues from continuing operations.............  $1,320.1     $1,297.0     $1,262.5
                                                                 --------     --------     --------
                                                                 --------     --------     --------
OPERATING INCOME (LOSS)
  Casinos......................................................  $  104.4     $   92.0     $   83.3
  Fitness centers..............................................        .8         23.2         (4.4)
  Corporate....................................................       2.3         (4.2)       (14.4)
  Intersegment eliminations and other..........................       1.6           .2         (3.9)
                                                                 --------     --------     --------
  Consolidated operating income from continuing operations.....  $  109.1     $  111.2     $   60.6
                                                                 --------     --------     --------
                                                                 --------     --------     --------

1993 VERSUS 1992

CASINOS

Revenues of the Company's casinos for 1993 were $619.2 million compared to $552.8 million for 1992, an increase of $66.4 million (12%). Operating income for 1993 was $104.4 million compared to $92.0 million for 1992, an increase of $12.4 million (13%).

ATLANTIC CITY. Revenues of Bally's Park Place for 1993 were $352.8 million compared to $331.1 million for 1992, an increase of $21.7 million (7%). Casino revenues for 1993 were $297.7 million compared to $278.0 million for 1992, an increase of $19.7 million (7%). Slot revenues, which include the discontinuation of certain progressive slot jackpots, increased $14.7 million (8%) due to an 11% increase in slot handle (volume) offset, in part, by a decline in the slot win percentage from 9.9% in 1992 to 9.6% in 1993. Bally's Park Place added 112 slot machines (a 6% increase) during 1993. Slot revenues represented 69% of Bally's Park Place's casino revenues in 1993 compared to 68% in 1992. Table game revenues, excluding poker, increased $2.4 million (3%) from 1992 primarily due to a 6% increase in the drop (amount wagered) offset, in part, by a decline in the hold percentage from 17.0% in 1992 to 16.5% in 1993. Bally's Park Place's poker operations, which commenced in July 1993, contributed $2.6 million to its casino revenues. Rooms revenue increased $1.3 million (5%) due to an increase in rooms occupied in 1993 compared to 1992 offset, in part, by a reduction in the average room rate. Food and beverage revenue remained essentially unchanged. Interest income declined $.9 million from 1992 due to the elimination of an intercompany loan. Operating income for 1993 was $85.8 million compared to $62.7 million in 1992, an increase of $23.1 million (37%), due to the aforementioned increase in revenues and, to a lesser extent, to a $1.4 million (1%) decrease in operating expenses. Operating expenses decreased due to a 10% reduction in selling, general and administrative expenses (due in part to a reduction in costs associated with a management restructuring) which was offset, in part, by increased marketing and promotional costs and food and beverage expenses.

In July 1993, The Grand introduced a comprehensive marketing program designed to emphasize the first-class nature of the facility, personalized service provided to guests, frequent special events and entertainment offered. The Grand has directed its marketing efforts toward

- --------------------------------------------------------------------------------

expanding its domestic customer base and attracting international gaming patrons. To attract and retain these gaming patrons, The Grand is providing increased complimentary services (room, food, beverage and entertainment), increased promotional expenses (customer transportation, gifts and coin giveaways) and frequent special events. Revenues of The Grand for 1993 were $239.8 million compared to $223.7 million for 1992, an increase of $16.1 million (7%). Casino revenues for 1993 were $216.3 million compared to $199.6 million in 1992, an increase of $16.7 million (8%). Table game revenues increased $13.3 million (18%) due primarily to a 19% increase in the drop. Slot revenues increased $3.4 million (3%). Slot revenues include approximately $1.2 million and $1.9 million from the discontinuation of certain progressive slot jackpots in 1993 and 1992, respectively. Excluding these adjustments, slot revenues increased $4.1 million (3%) due to a 9% increase in slot handle offset, in part, by a decline in the slot win percentage from 10.0% in 1992 to 9.5% in 1993. The Grand added 28 slot machines (a 2% increase) during 1993. Slot revenues represented 60% of The Grand's casino revenues in 1993 compared to 63% in 1992. Rooms revenue decreased $1.5 million (22%) due primarily to a reduction in the average room rate. Food and beverage revenue remained essentially unchanged. Other revenues increased $.9 million from 1992 due principally to an adjustment to the reserve for unclaimed gaming chips and tokens in 1993. Operating income for 1993 was $21.7 million compared to $30.6 million in 1992, a decrease of $8.9 million (29%), as the aforementioned increase in revenues was more than offset by a $25.0 million (13%) increase in operating expenses. Operating expenses increased primarily due to the increase in casino volume and the increased marketing efforts described above which increased the cost of providing complimentary services, promotional expenses and special events, payroll and payroll-related expenses and state gaming taxes. Management of The Grand believes the initial costs of the comprehensive marketing program are proportionately greater during implementation and, because the incremental revenues generally trail such costs, the marketing program had an adverse effect on operating results for 1993.

Atlantic City city-wide casino revenues for all operators in 1993, excluding poker and horse race simulcasting, increased approximately 2% from 1992, which was primarily attributable to a 5% increase in slot revenues offset, in part, by a 3% decrease in table game revenues. Atlantic City's 1993 results were negatively impacted by severe weather conditions that hampered attendance on several weekends in the first quarter. The number of slot machines in Atlantic City increased approximately 8% during 1993 while the number of Atlantic City table games, excluding poker tables, declined approximately 1%. Slot revenues in 1993 represented 67% of total gaming revenues in Atlantic City compared to 66% in 1992. Changes in gaming regulations, including modifications allowing more slot machines on existing casino floor space and permitting unrestricted 24-hour gaming effective July 1992, have aided Atlantic City slot revenue growth. In addition to the ongoing slot revenue trend, the introduction in the second quarter of 1993 of poker and horse race simulcasting has also improved the Atlantic City gaming climate. The Company's competitors in Atlantic City intensified their promotional slot marketing efforts during 1992 to expand their share of slot revenues and this trend continued through 1993. The Company believes it is well-positioned to compete for its share of casino revenues by continuing to offer promotional slot and table game programs and special events at Bally's Park Place and through the comprehensive marketing program at The Grand. However, the Company believes that as a result of the aggressive competition for slot patrons, the slot win percentage will continue to be subject to competitive pressure and may further decline.

LAS VEGAS. As described previously, Bally's Grand, Inc. has been consolidated since December 1, 1993. Revenues of Bally's Grand, Inc. for December 1993 were $21.1 million. Casino revenues were $12.2 million, which primarily consisted of table game revenues of $6.7 million and slot revenues of $5.0 million. Rooms revenues were $2.9 million and food and beverage revenues were $2.8 million. Other revenues were $3.1 million and primarily resulted from entertainment. Operating income for December 1993 was $1.0 million.

TUNICA. Revenues of Bally's Tunica, which included 24 days of operations in December 1993, were $4.2 million and included casino revenues of $4.0 million (slot revenues were $2.7 million and table game revenues were $1.3 million).

- --------------------------------------------------------------------------------

Operating loss for Bally's Tunica was $1.7 million, principally resulting from the amortization of $3.1 million of pre-opening costs ($3.1 million is also being amortized in the first quarter of 1994).

FITNESS CENTERS

In late 1991, the Company implemented a value pricing strategy which lowered the average selling price of membership contracts thereby lowering the monthly payment for financed memberships. This strategy was designed to improve the collection experience on financed memberships. In addition, commencing at the end of the third quarter of 1992, the Company implemented programs designed to increase its emphasis on the sale of financed contracts with payments made by direct bank account electronic funds transfer ("EFT") and automatic credit card payment plans by adjusting sales commission and member incentive levels. This was done to further improve the Company's collection experience on financed membership contracts based on Company studies which indicated better collection experience for financed memberships sold under these plans compared to those sold with standard coupon book payment plans. While these changes were intended to reduce the Company's exposure to risks associated with collection of financed membership contracts, the emphasis on EFT and credit card payment programs negatively affected the number of new memberships sold. In April 1993, the Company reduced the average selling price of membership contracts even further in an attempt to increase unit volume. Management now believes that the selling price decreases implemented in April 1993 were greater than required and such price decreases did not measurably increase the number of new memberships sold. Therefore, in mid-October 1993, the Company began increasing prices modestly, which has continued into 1994. Management believes that increased prices have not resulted in significant reductions in unit sales volume or exposure to higher collection risk because the prices of the Company's memberships are comparable to or less than its competitors and significantly less than memberships sold by the Company prior to the implementation of the value pricing strategy in 1991. These price increases coupled with the changes in selling methods and cost reduction programs implemented in the last fifteen months are intended to improve the Company's operating results.

Revenues for 1993 were $694.8 million compared to $741.9 million in 1992, a decrease of $47.1 million (6%). Revenues in 1992 included a gain of $3.9 million on the retirement of a portion of Bally's Health & Tennis' public debt acquired for sinking fund purposes. Excluding this gain, revenues decreased $43.2 million (6%). Revenues for the same fitness centers selling memberships throughout both years decreased $88.4 million (12%), which management believes was principally due to the changes in its sales and pricing policies described above. Revenues from new fitness centers opened during 1993 or 1992 were $45.2 million. The number of fitness centers selling memberships increased from 331 at December 31, 1992 to 339 at December 31, 1993. New membership revenues decreased $31.5 million (6%) in 1993 due to a 5% decline in the average selling price and a 4% decrease in unit volume. Management believes that unit volume has been and continues to be affected by the weak retail economy, increased competition and prevailing general economic uncertainties. Dues and renewals increased $23.3 million (16%) in 1993 due to the continuing emphasis on memberships requiring the payment of monthly dues beginning in the first month of membership and an improvement in member retention rates. Finance charges earned decreased $12.4 million (22%) due principally to a decrease in installment contracts receivable due to lower sales volume and, to a lesser extent, a lower effective interest rate on installment contracts receivable. Deferred revenues earned during 1993 decreased $22.8 million from 1992 due to an increase in the liability for membership services at December 31, 1993 as compared to December 31, 1992 and 1991.

Operating income for 1993 decreased $22.4 million from 1992. Excluding the aforementioned gain on debt, operating income was $.8 million for 1993 compared to $19.3 million in 1992, a decline of $18.5 million. Excluding the provision for doubtful receivables, operating expenses increased $19.0 million (3%) in 1993 from 1992 primarily due to $26.8 million of costs related to new clubs partially offset by a $9.4 million decrease in costs related to the same fitness centers selling memberships in both years. This decrease was primarily due to reductions in payroll, commissions and employee benefits as

- --------------------------------------------------------------------------------

a function of the aforementioned decline in sales and as a result of the continuation of cost reduction programs. As a percentage of revenues (excluding the gain on debt), these operating expenses were 82% in 1992 and 89% in 1993. The provision for doubtful receivables for 1993 was $72.5 million compared to $116.2 million in 1992, a decrease of $43.7 million (38%). The provision for doubtful receivables as a percentage of net financed sales was reduced from 39% in 1992 to 26% in 1993, which reflects expected improvement in the collectibility of memberships sold during 1993 due to increased emphasis on EFT and automatic credit card payment programs and lower prices as described above.

CORPORATE

Revenues for 1993 were $8.0 million compared to $2.5 million in 1992, an increase of $5.5 million. The increase was due principally to the forgiveness of a tax liability of $1.7 million previously owed to Gaming, the billing of $1.7 million additional insurance costs to subsidiaries and an increase in interest income and other revenues from subsidiaries of $2.0 million.

Operating income for 1993 was $2.3 million compared to an operating loss of $4.2 million in 1992, an improvement of $6.5 million. Results in 1993, as compared to 1992, were positively impacted by the aforementioned revenue items totalling $5.4 million and a $1.1 million reversal of a tax accrual no longer deemed necessary. The allocation of corporate overhead (including executive salaries and benefits, public company reporting costs and other corporate headquarters' costs) to subsidiaries remained essentially unchanged. Allocations for 1993 and 1992 were, and management expects allocations in subsequent years will be, based upon similar cost categories and allocation methods subject to changes in circumstances which may warrant modifications.

INTEREST EXPENSE

Interest expense, net of capitalized interest, was $129.8 million in 1993 compared to $126.1 million in 1992. The increase of $3.7 million (3%) was due principally to higher average levels of debt in 1993 due, in part, to the issuance of the Senior Discount Notes in June 1993 offset, in part, by the reversal in 1993 of a $2.0 million interest reserve no longer necessary and interest in 1992 on accrued but unpaid interest for debt in default (which did not occur in 1993).

INCOME TAXES

Effective rates of the income tax benefit were 20% in 1993 and 39% in 1992. The 1993 income tax rate differed from the U.S. statutory tax rate (35%) due principally to nondeductible goodwill amortization and state income taxes, partially offset by adjustments of prior years' taxes. In addition, the income tax benefit for 1993 was reduced by $1.7 million as a result of applying the change in the U.S. statutory tax rate from 34% to 35% to deferred tax balances. The 1992 income tax rate differed from the U.S. statutory tax rate (34%) due principally to adjustments of prior years' taxes, partially offset by nondeductible amortization and depreciation and state income taxes. A reconciliation of the income tax benefit with amounts determined by applying the U.S. statutory tax rate to loss from continuing operations before income taxes and minority interests is included in Notes to consolidated financial statements -- Income taxes.

Effective January 1, 1993, the Company changed its method of accounting for income taxes as required by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 retains the requirement to record deferred income taxes for temporary differences that are reported in different years for financial reporting and for tax purposes; however, the methodology for calculating and recording deferred income taxes has changed. Under the liability method adopted by SFAS No. 109, deferred tax liabilities or assets are computed using the tax rates expected to be in effect when the temporary differences reverse. Also, requirements for recognition of deferred tax assets and operating loss and tax credit carryforwards were liberalized by requiring their recognition when and to the extent that their realization is deemed to be more likely than not. As permitted by SFAS No. 109, the Company elected to use the cumulative effect approach rather than to restate the consolidated financial statements of any prior years to apply the provisions of SFAS No. 109. The cumulative effect on prior years of this change in accounting for income taxes as of January 1, 1993 was a charge of $28.2 million ($.61 per share). The effect of this change in accounting for income taxes on the income tax benefit for 1993 was to reduce the income tax benefit by $1.7 million as a result of

- --------------------------------------------------------------------------------

applying the change in the U.S. statutory tax rate described above.

In 1992, the Company utilized tax loss carryforwards to offset taxable income principally arising from the sale of Gaming common stock in July 1992 and the related tax benefit of $10.6 million was reflected as an extraordinary credit.

1992 VERSUS 1991

CASINOS

Revenues of the Company's Atlantic City casino hotels for 1992 were $552.8 million compared to $536.2 million for 1991, an increase of $16.6 million (3%). Operating income for 1992 was $92.0 million compared to $83.3 million for 1991, an increase of $8.7 million (10%).

Revenues of Bally's Park Place for 1992 were $331.1 million compared to $322.8 million for 1991, an increase of $8.3 million (3%). Casino revenues increased $12.3 million (5%), with slot revenues increasing $15.0 million (9%) as a result of a 13% increase in the slot handle, partially offset by a 4% decline in the win percentage from 10.3% in 1991 to 9.9% in 1992. Table game revenues decreased $2.7 million (3%) as a result of a decline in the table game drop of $21.6 million (4%), partially offset by an improvement in the hold percentage from 16.8% in 1991 to 17.0% in 1992. Bally's Park Place increased its number of slot machines by 119 machines (7%) since December 1991. Slot revenues in 1992 represented 68% of casino revenues compared to 66% in 1991. All other operating revenues were essentially unchanged. Interest income from Bally in 1992 was $.8 million compared to $4.2 million in 1991. This decrease was primarily due to the declaration as a dividend to Bally by Bally's Park Place of an amount totalling $50.0 million formerly classified as a demand note receivable and the discontinuation of interest payments on such note effective April 1, 1992. Operating income for 1992 was $62.7 million compared to $54.4 million for 1991, an increase of $8.3 million (15%) due primarily to the increase in revenues. Operating expenses include charges for Bally overhead expenses allocated to Bally's Park Place of $3.7 million and $1.0 million in 1992 and 1991, respectively. Operating income was adversely impacted in 1992 by the aforementioned decrease in interest income and increase in the allocation of overhead expenses from Bally. In 1991, operating income was adversely impacted by a $3.5 million charge related to the closing and demolition of an ancillary motel property operated by Bally's Park Place and a $2.0 million charge for the estimated cost of settling certain liabilities.

Revenues of The Grand for 1992 were $223.7 million compared to $215.2 million for 1991, an increase of $8.5 million (4%). Casino revenues increased $8.0 million (4%), with slot revenues increasing $9.7 million (8%), which was attributable to increased slot volume and the positive impact of discontinuation of certain progressive slot jackpots and the reversal of related reserves in 1992. Table game revenues decreased $1.7 million (2%) as a result of a decline of $21.6 million (5%) in the table game drop partially offset by an improvement in the hold percentage from 16.0% in 1991 to 16.4% in 1992. During the first half of 1992, The Grand increased its number of slot machines by 86 machines (6%) and expanded its slot marketing efforts. Slot revenues in 1992 represented 63% of casino revenues compared to 61% in 1991. All other revenues were essentially unchanged. Operating income for 1992 was $30.6 million compared to $29.8 million for 1991, an increase of $.8 million (3%), due to the increase in revenues offset, in part, by a $7.7 million (4%) increase in operating expenses. The operating expense increase includes additional spending in 1992 of $2.6 million in conjunction with intensified slot marketing efforts and $1.8 million of additional selling, general and administrative expenses. Operating expenses include charges for Bally overhead expenses allocated to The Grand of $2.2 million and $.7 million in 1992 and 1991, respectively.

Atlantic City city-wide casino revenues for all operators in 1992 increased approximately 8% from 1991, which was negatively impacted in the first quarter by the Persian Gulf war. The increase was due to a 14% increase in slot revenues, partially offset by a 3% decrease in table game revenues. Slot revenues for 1992 represented 66% of total gaming revenue in Atlantic City compared to 62% in 1991. During 1992, the Company's competitors in Atlantic City intensified their promotional slot marketing efforts to expand their share of slot revenues. Additionally, changes in gaming regulations, including modifications allowing more slot machines in existing casino floor space and permitting unrestricted 24-hour gaming effective

- --------------------------------------------------------------------------------

July 1992, have aided Atlantic City slot revenue growth. Management believes, however, that a weak economy in the northeastern United States during 1992 and 1991 and the increased competitive pressure had a negative impact on the operating results of the Company's Atlantic City casino hotels.

FITNESS CENTERS

Revenues for 1992 were $741.9 million compared to $720.4 million for 1991, an increase of $21.5 million (3%). Revenues for 1992 and 1991 include gains of $3.9 million and $10.8 million, respectively, on the retirement of Bally's Health & Tennis' public debt acquired for sinking fund purposes. Excluding these gains, revenues increased $28.4 million (4%) of which $10.7 million related to 19 fitness centers acquired in September 1992. The remaining increase of $17.7 million was due principally to the same fitness centers selling memberships throughout both years. New membership revenues increased $8.2 million (2%) in 1992 due to a 31% increase in the number of new memberships sold offset, in part, by a 22% decline in the average selling price which reflects the value pricing strategy implemented by the Company in the second half of 1991. Dues and renewals increased $20.9 million (17%) in 1992 due to the continued emphasis on memberships requiring the payment of monthly dues beginning in the first month of membership, a practice which began in mid-1991. Finance charges earned decreased 10% from $62.8 million in 1991 to $56.8 million in 1992 due principally to a decrease in net installment contracts receivable and, to a lesser extent, a lower effective interest rate on installment contracts receivable.

Management believes that the weak economy had a negative effect on revenues in both years and that the Persian Gulf war and unfavorable publicity regarding Bally's financial condition negatively affected revenues in 1991. New membership sales in the second half of 1992 were negatively affected by the introduction of new selling practices and incentive compensation programs emphasizing EFT and automatic credit card charge payment plans for sales of financed memberships. The emphasis on EFT and credit card payment plans was intended to improve the Company's collection experience on financed membership contracts based on Company studies which indicate better collection experience for financed memberships sold with EFT or credit card payment plans compared to those sold with standard coupon book payment plans. It has been the Company's experience that new membership sales are adversely affected when significant changes in sales and commission programs are implemented. EFT and credit card sales as a percentage of total financed sales increased commencing in the third quarter and were approximately 50% of sales initiated during the fourth quarter of 1992. For the previous six quarters, such sales accounted for approximately 25% of financed sales.

Operating income for 1992 was $23.2 million compared to an operating loss of $4.4 million in 1991. Excluding the aforementioned gains on debt, operating income was $19.3 million for 1992 compared to an operating loss of $15.2 million in 1991, an improvement of $34.5 million. This improvement was due primarily to the aforementioned revenue increase and a decrease of $5.8 million (5%) in the provision for doubtful receivables. Excluding the provision for doubtful receivables, operating expenses increased $.3 million in 1992 from 1991, due to a $2.3 million increase in the cost of membership services partially offset by a $1.4 million decrease in selling and promotion expenses. As a percentage of revenues (excluding the gains on debt), these operating expenses declined to 82% in 1992 from 85% in 1991. The provision for doubtful receivables as a percentage of net financed sales was 39% in both years.

CORPORATE

Revenues for 1992 were $2.5 million compared to $8.0 million in 1991, a decrease of $5.5 million. The decrease was due principally to lower gains on the purchase of debt for sinking fund purposes in 1992 ($.6 million compared to $5.5 million in 1991) and reductions in interest and other income from subsidiaries in 1992 ($.1 million compared to $1.4 million in 1991), partially offset by foreign currency transaction losses of $1.2 million in 1991.

Operating loss for 1992 was $4.2 million compared to $14.4 million in 1991, an improvement of $10.2 million. Excluding the gains on the purchase of debt securities, the reductions in income from subsidiaries and the foreign currency transaction losses, the year-to-year improvement was $15.2 million. Operating results in 1992 were positively impacted by an

- --------------------------------------------------------------------------------

$8.6 million reduction in general and administrative expenses, a $3.0 million reduction in restructuring costs, the elimination of litigation accruals totalling $2.7 million relating to matters which were favorably settled and a $1.0 million commission on the July 1992 sale by Bally's Grand, Inc. of the casino resort complex formerly known as "Bally's Reno." Allocations of corporate overhead to subsidiaries remained essentially unchanged.

INTEREST EXPENSE

Interest expense, net of capitalized interest, was $126.1 million in 1992 compared to $158.5 million in 1991. The decrease of $32.4 million (20%) was due principally to lower average levels of debt and, to a lesser extent, lower average interest rates and a decline in the amount of interest provided on prior years' income tax matters.

INCOME TAXES

Effective rates of the income tax benefit were 39% in 1992 and 31% in 1991. The 1992 income tax rate differed from the U.S. statutory tax rate (34%) due principally to adjustments of prior years' taxes, partially offset by nondeductible amortization and depreciation and state income taxes. The 1991 income tax rate differed from the U.S. statutory tax rate (34%) due principally to nondeductible amortization and depreciation. A reconciliation of the income tax benefit with amounts determined by applying the U.S. statutory tax rate to loss from continuing operations before income taxes and minority interests is included in Notes to consolidated financial statements -- Income taxes.

In 1992, the Company utilized tax loss carryforwards to offset taxable income principally arising from the sale of Gaming common stock in July 1992 and the related tax benefit of $10.6 million was reflected as an extraordinary credit.

LIQUIDITY AND CAPITAL RESOURCES

PARENT COMPANY

Bally is a holding company without operations of its own. Nevertheless, Bally has certain cash obligations that must be satisfied by obtaining cash from its subsidiaries or disposing of or leveraging certain assets. Bally's corporate cash operating costs, net of allocations to its subsidiaries, are expected to be less than $3 million in 1994. Bally has debt service and preferred stock dividend cash requirements of approximately $20 million in 1994. Cash requirements for Bally in 1994 may also include income tax payments which management estimates to be approximately $36 million, net of amounts to be collected from subsidiaries pursuant to tax sharing agreements.

Sources of cash available to Bally are generally limited to existing cash balances ($43.5 million at December 31, 1993), dividends, management fees or cost allocations to subsidiaries, capital transactions and asset sales. Each of Bally's principal operating subsidiaries presently have debt covenants which limit the payment of dividends to Bally and the redemption of stock owned by Bally. Under the terms of the Senior Discount Notes, an amount equal to certain dividends paid pursuant to a net income test by Bally's Park Place, Inc. to Casino Holdings may be declared as a dividend by Casino Holdings and paid to Bally. In 1993, $16.7 million in dividends were paid by Bally's Park Place, Inc. to Casino Holdings and by Casino Holdings to Bally. Additional dividends may be available from Casino Holdings and are generally limited to 50% of its consolidated net income exclusive of income attributable to Bally's Park Place, Inc. Pursuant to the terms of GNAC's 10 5/8% First Mortgage Notes due 2003 (the "10 5/8% Notes") and its credit agreement, GNAC paid dividends to Bally of $7.5 million in 1993. GNAC is not expected to be able to pay dividends to Bally in 1994. Bally's Health & Tennis, which paid a $15 million dividend to Bally in January 1993, is not expected to be able to pay dividends in 1994. In addition, Casino Holdings has an obligation to Bally of approximately $18.3 million to be paid in 1994 for shares of Bally's Grand, Inc. common stock purchased from Bally during 1993. Bally believes that it will be able to satisfy its cash needs throughout 1994, but remains dependent upon the ability of subsidiaries to pay dividends and allocations to meet its cash requirements in the future.

SUBSIDIARIES

CASINO HOLDINGS

CASINO HOLDINGS. Casino Holdings is a holding company without operations of its own and relies on obtaining cash from its subsidiaries to meet its cash obligations. Casino Holdings has no scheduled interest or principal payments on the Senior Discount Notes until 1998, but expects to incur substantial costs in the pursuit of new gaming ventures. The proceeds from the Senior Discount Notes have been and are being used to:

- --------------------------------------------------------------------------------

(i) construct and equip Bally's Tunica, (ii) acquire a significant equity interest in Bally's Las Vegas, (iii) fund initial payments for construction of a riverboat (including dockside improvements) for eventual operation in New Orleans, (iv) fund an option agreement to acquire certain riverfront property in Philadelphia for the purpose of developing a dockside gaming facility if gaming were to be legalized in Pennsylvania and (v) pursue other gaming opportunities. To the extent Casino Holdings requires additional funds for existing ventures or to develop new ventures, Casino Holdings expects that it will be able to obtain financing for a significant portion of the total development costs of new gaming ventures from a combination of third party sources, including banks, suppliers and debt markets.

Sources of cash available to Casino Holdings are generally limited to existing cash balances ($25.4 million at December 31, 1993) and loan repayments, dividends and management fees from subsidiaries. Bally's Park Place, Inc. and Bally's Grand, Inc. are both limited with respect to amounts which may be paid as dividends to Casino Holdings under the terms of their respective public debt indentures. In March 1994, Bally's Park Place, Inc. paid a $30 million dividend to Casino Holdings from a portion of the proceeds of the sale of its 9 1/4% First Mortgage Notes due 2004 (the "9 1/4% Notes"), which is not available to be paid by Casino Holdings to Bally. Bally's Grand, Inc. is not expected to pay dividends or make any other distributions on its common stock to Casino Holdings in 1994. Bally's Tunica, which commenced operations in December 1993, is expected to generate a significant amount of unrestricted cash flows in 1994 which will be used to reduce an advance from Casino Holdings. The New Orleans project is not expected to commence operations until February 1995. Although Casino Holdings believes it will be able to satisfy its cash needs throughout 1994, Casino Holdings remains dependent upon the ability of its subsidiaries to generate cash to repay advances and pay dividends.

BALLY'S PARK PLACE, INC. In March 1994, a subsidiary of Bally's Park Place, Inc. issued $425 million principal amount of the 9 1/4% Notes. The net proceeds from the sale of the 9 1/4% Notes were used to purchase and retire certain of its 11 7/8% First Mortgage Notes due 1999 (the "11 7/8% Notes"), defease the remaining 11 7/8% Notes at a price of 104.45% of their principal amount plus accrued interest through the redemption date, thereby satisfying all obligations thereunder, and pay a $30 million dividend to Casino Holdings. In connection with the sale of the 9 1/4% Notes, Bally's Park Place terminated its existing credit facility and entered into an agreement for a new $50 million revolving credit facility which expires on December 31, 1996.

As adjusted for the refinancing described above, Bally's Park Place, Inc. has no scheduled principal payments under its public indebtedness until 2004, and its scheduled principal payments under other indebtedness outstanding at December 31, 1993 are not significant. Management expects to make capital expenditures of approximately $18 million in 1994. As of December 31, 1993, after giving effect to the new credit facility, Bally's Park Place, Inc. had unused lines of credit totalling $48 million. The Company believes that Bally's Park Place, Inc. will be able to satisfy its debt service and capital expenditure requirements in 1994 out of cash flow from operations.

BALLY'S GRAND, INC. In December 1993, Bally's Grand, Inc. issued $315 million principal amount of 10 3/8% First Mortgage Notes due 2003 (the "10 3/8% Notes"). Bally's Grand, Inc. used a substantial portion of the net proceeds from the sale of the 10 3/8% Notes to redeem $252.5 million principal amount of its 12% First Mortgage Notes due 2001 (the "12% Notes") at a price of 103% of their principal amount plus accrued interest, thereby satisfying all obligations thereunder, and to pay approximately $9 million to Bally under a tax sharing agreement between Bally's Grand, Inc. and Bally, which amount became due and payable in connection with the redemption of the 12% Notes. The remaining proceeds are primarily being used for capital expenditures.

Bally's Grand, Inc. has no scheduled principal payments on its indebtedness outstanding at December 31, 1993 until 2003, however, it expects to make several major capital improvements during 1994 and 1995. Bally's Las Vegas has commenced the construction of improvements to its frontage area along the Strip (with completion expected in mid-1994) and has formed a joint venture with a subsidiary of

- --------------------------------------------------------------------------------

MGM Grand, Inc. to construct and operate a monorail that will transport passengers between Bally's Las Vegas and The MGM Grand Hotel and Theme Park (with completion expected in mid-1995). These capital improvement projects are expected to cost Bally's Las Vegas approximately $28 million and are intended to increase traffic into its casino. Other major capital projects currently anticipated to commence in 1994 include the renovation of the south tower rooms and corridors, the retail shopping arcade and other common areas which, with other capital expenditures required to maintain Bally's Las Vegas, are estimated to cost approximately $26 million. The Company believes that Bally's Grand, Inc. will be able to satisfy its debt service and capital expenditure requirements in 1994 out of existing cash balances ($97 million at December 31, 1993) and cash flow from operations.

BALLY'S TUNICA. Construction of Bally's Tunica was completed in early November and operations commenced in December 1993. The total cost to construct and equip Bally's Tunica was approximately $39 million, which was advanced by Casino Holdings and is being repaid out of available cash flow. Bally's Tunica may seek third party financing to enable it to repay part or all of Casino Holdings' advance to Bally's Tunica. However, there can be no assurance that third party financing will be available on terms favorable to Bally's Tunica. Bally's Tunica expects capital expenditures during 1994 to be insignificant.

OTHER. A subsidiary of Casino Holdings owns a 45% interest in Belle of Orleans, L.L.C. ("Belle"). In June 1993, Belle received a Certificate of Preliminary Approval from the Louisiana Riverboat Gaming Commission to commence construction of a riverboat casino facility (including dockside improvements) for operation in New Orleans, Louisiana. In March 1994, the Louisiana Riverboat Gaming Commission awarded Belle a permanent operating license. In August 1993, the Casino Holdings subsidiary entered into a formal operating agreement for the capitalization and development of Belle. Simultaneously, Casino Holdings and Belle entered into a management agreement with a term of five years and an option for a second five-year term granting responsibility for the development and management of Belle to Casino Holdings. Casino Holdings will receive management fees based on a percentage of the earnings of Belle. Construction of the riverboat commenced in January 1994 and operations are expected to begin in February 1995. Management estimates that as much as $75 million will be needed to develop Belle, and anticipates the cost will be funded either through third party financing (there can be no assurance that third party financing will be available on terms favorable to Belle) or by Casino Holdings, though not required to be.

Another subsidiary of Casino Holdings has entered into an option agreement to acquire a 31-acre site along the Delaware River in Philadelphia for the purpose of developing a dockside gaming facility (the "Philadelphia Venture") if gaming were to be legalized in Pennsylvania. The site includes a 550 foot pier and is easily accessed by three ramps off of a major highway nearby. Pursuant to the terms of the agreement, Casino Holdings has agreed to pay $10 million, consisting of an initial cash payment of $5 million (paid in 1993) and $5 million payable over the next three years. These payments are due whether or not gaming is legalized in Pennsylvania. Additionally, in the event Casino Holdings elects to take title to the property, it will be required to deliver the balance of the purchase price in the form of a pre-payable, non-recourse note for approximately $55 million (including interest) at the closing of the transaction, which is payable in various installments over the five-year period subsequent to the closing of the transaction. Assuming legalization, the closing of the transaction is scheduled for January 1997, unless accelerated by Casino Holdings. Certain of Casino Holdings' obligations under the agreement are guaranteed by Bally.

THE GRAND

The Grand has no scheduled principal payments on its indebtedness outstanding at December 31, 1993 until 2003. Management expects to make capital expenditures of approximately $15 million in 1994. As of December 31, 1993, The Grand had unused lines of credit totalling $20 million. The Company believes that The Grand will be able to satisfy its debt service and capital expenditure requirements in 1994 out of cash flow from operations.

- --------------------------------------------------------------------------------

BALLY'S HEALTH & TENNIS

Bally's Health & Tennis has no scheduled principal payments of public indebtedness until 2003. The Bally's Health & Tennis revolving credit agreement has scheduled reductions of availability totalling $20 million in 1994, however, as of December 31, 1993, $26.6 million of borrowing capacity was available under the credit line. Management expects to make capital expenditures of approximately $30 million in 1994 which will be used primarily for maintaining and refurbishing its present fitness centers, leasehold improvements for 11 planned new fitness centers and acquisition of new fitness equipment. The Company believes that Bally's Health & Tennis will be able to satisfy its debt service and capital expenditure requirements in 1994 out of cash flow from operations.

The Bally's Health & Tennis revolving credit agreement requires maintenance by Bally's Health & Tennis of certain financial ratios. Certain provisions of the revolving credit agreement applicable to those financial ratios were amended as of September 30, 1993. Although Bally's Health & Tennis was in compliance with these financial ratio requirements as of December 31, 1993, there can be no assurance that it will not be necessary in the future to amend the financial ratio requirements and, if necessary, that such amendments will be obtained.

TAX MATTER

The IRS has completed an audit of the federal income tax returns of certain of the Company's fitness center subsidiaries for periods ending on the day these subsidiaries were acquired. Among other things, the IRS is asserting that these subsidiaries owe additional taxes of approximately $32 million and substantial amounts of interest with respect to issues arising pursuant to the Company's election in 1983 to treat the purchases of stock of these subsidiaries as if they were purchases of assets. The Company vigorously opposes the IRS' assertions and has filed petitions in the United States Tax Court contesting the IRS' proposed deficiencies with respect to these issues. This matter has been docketed for trial in October 1994, however, a resolution may occur sooner if the Company and the IRS resolve all or some of these issues by stipulation or otherwise. Based on the information presently available, there can be no assurance of the outcome of this matter. However, in the opinion of management, payment, if any, to the IRS of amounts which may be ultimately deemed owing will not have a material adverse effect on the Company's consolidated financial position or results of operations, since the Company believes that it has adequately provided deferred and current taxes related to this matter, although it could, though it is not expected to, have a material adverse effect on the Company's liquidity.

                      (This page intentionally left blank)

- --------------------------------------------------------------------------------

ITEM 8.  CONSOLIDATED FINANCIAL
         STATEMENTS AND
         SUPPLEMENTARY DATA

INDEX

                                      REFERENCE
                                     -----------
Report of independent auditors.......     29
Consolidated balance sheet...........     30
Consolidated statement of
  operations.........................     32
Consolidated statement of
  stockholders' equity...............     33
Consolidated statement of cash
  flows..............................     34
Notes to consolidated financial
  statements.........................     36
Supplementary data:
  Quarterly consolidated financial
     information (unaudited).........     51

- --------------------------------------------------------------------------------

REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND STOCKHOLDERS
BALLY MANUFACTURING CORPORATION

We have audited the accompanying consolidated balance sheet of Bally Manufacturing Corporation as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bally Manufacturing Corporation at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in the "Summary of significant accounting policies -- Income taxes" note to the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes.

ERNST & YOUNG

Chicago, Illinois
February 25, 1994, except for the
  seventh paragraph of the
  "Long-term debt" note, as to which
  the date is March 8, 1994

- --------------------------------------------------------------------------------
BALLY MANUFACTURING CORPORATION
CONSOLIDATED BALANCE SHEET

                                                                                         December 31
                                                                        ----------------------------
                                                                               1993             1992
- ----------------------------------------------------------------------------------------------------
                                                                                      (In thousands)
ASSETS
Current assets:
  Cash and equivalents................................................  $   203,058      $    36,609
  Receivables, net....................................................      201,719          197,218
  Other current assets................................................       33,649           30,961
                                                                        -----------      -----------
            Total current assets......................................      438,426          264,788
Long-term receivables, net............................................      149,966          146,188
Property and equipment, at cost:
  Land................................................................      241,402          173,015
  Buildings and leasehold improvements................................    1,571,133        1,246,190
  Equipment, furniture and fixtures...................................      419,678          346,370
                                                                        -----------      -----------
                                                                          2,232,213        1,765,575
  Accumulated depreciation............................................      640,075          565,364
                                                                        -----------      -----------
            Net property and equipment................................    1,592,138        1,200,211
Investment in discontinued operations.................................                        17,166
Other assets..........................................................      105,167           53,439
Intangible assets, at cost less accumulated amortization
  ($58,126 and $50,599)...............................................      253,950          242,844
                                                                        -----------      -----------


                                                                        $ 2,539,647      $ 1,924,636
                                                                        ===========      ===========

See accompanying notes.

- --------------------------------------------------------------------------------

                                                                                         December 31
                                                                        ----------------------------
                                                                               1993             1992
- ----------------------------------------------------------------------------------------------------
                                                                   (In thousands, except share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................  $    72,156      $    41,788
  Income taxes payable................................................       42,580           22,618
  Deferred income taxes...............................................       10,009           39,827
  Deferred revenues...................................................       78,132           74,706
  Accrued liabilities.................................................      176,551          145,514
  Current maturities of long-term debt................................       10,288           11,193
                                                                        -----------      -----------
            Total current liabilities.................................      389,716          335,646
Long-term debt, less current maturities...............................    1,484,389        1,010,263
Deferred income taxes.................................................      192,092           82,967
Deferred revenues.....................................................       43,468           46,159
Other liabilities.....................................................       23,457           39,374
Minority interests....................................................       42,384
Stockholders' equity:
  Preferred stock, $1 par value: Authorized 30,000,000 shares--
     Series B Junior Participating: Authorized 800,000 shares; none issued
     Series D Convertible Exchangeable: Authorized 2,000,000 shares;
      issued 694,497 shares; liquidation preference of $34,725........          694              694
  Common stock, $.66 2/3 par value: Authorized 80,000,000 shares;
     issued 46,986,313 and 46,095,761 shares..........................       31,325           30,731
  Capital in excess of par value......................................      294,413          289,311
  Retained earnings...................................................       39,507           88,783
  Cumulative translation adjustments..................................                         2,506
  Common stock in treasury, 109,956 shares at cost....................       (1,798)          (1,798)
                                                                        -----------      -----------
            Total stockholders' equity................................      364,141          410,227
                                                                        -----------      -----------
                                                                         $2,539,647      $ 1,924,636
                                                                        ===========      ===========

- --------------------------------------------------------------------------------
BALLY MANUFACTURING CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

                                                                       Years ended December 31
                                                              -----------------------------------------
                                                                 1993           1992           1991
- -------------------------------------------------------------------------------------------------------
                                                                  (In thousands, except per share data)
Revenues:
  Casino operations--
     Casino.................................................. $   530,250    $   477,557    $   457,324
     Rooms...................................................      33,380         30,697         30,937
     Food and beverage.......................................      34,163         30,781         31,608
     Other...................................................      21,395         13,804         16,367
                                                              -----------    -----------    -----------
                                                                  619,188        552,839        536,236
  Fitness center operations..................................     694,752        741,891        720,373
  Other......................................................       6,157          2,272          5,903
                                                              -----------    -----------    -----------
                                                                1,320,097      1,297,002      1,262,512
Operating costs and expenses:
  Casino operations--
     Casino..................................................     253,879        223,951        221,828
     Rooms...................................................      14,301         10,407         10,967
     Food and beverage.......................................      32,483         27,688         28,629
     Other...................................................     129,934        120,553        108,804
                                                              -----------    -----------    -----------
                                                                  430,597        382,599        370,228
  Fitness center operations..................................     599,512        620,532        631,857
  Selling, general and administrative........................     177,796        182,682        193,074
  Other, net.................................................       3,052            (16)         6,760
                                                              -----------    -----------    -----------
                                                                1,210,957      1,185,797      1,201,919
                                                              -----------    -----------    -----------
Operating income.............................................     109,140        111,205         60,593
Interest expense.............................................    (129,750)      (126,060)      (158,482)
                                                              -----------    -----------    -----------
Loss from continuing operations before income taxes and
  minority interests.........................................     (20,610)       (14,855)       (97,889)
Income tax benefit...........................................       4,100          5,827         30,201
Minority interests...........................................         484
                                                              -----------    -----------    -----------
Loss from continuing operations..............................     (16,026)        (9,028)       (67,688)
Income from discontinued operations..........................       6,215          9,585         33,163
                                                              -----------    -----------    -----------
Income (loss) before extraordinary items and cumulative
  effect on prior years of change in accounting for income
  taxes......................................................      (9,811)           557        (34,525)
Extraordinary items:
  Gain (loss) on extinguishment of debt......................      (8,490)           612         56,053
  Credit for utilization of tax loss carryforwards...........                     10,605
Cumulative effect on prior years of change in accounting for
  income taxes...............................................     (28,197)
                                                              -----------    -----------    -----------
Net income (loss)............................................     (46,498)        11,774         21,528
Preferred stock dividend requirement.........................       2,778          2,778          2,778
                                                              -----------    -----------    -----------
Net income (loss) applicable to common stock................. $   (49,276)   $     8,996    $    18,750
                                                              -----------    -----------    -----------
                                                              -----------    -----------    -----------
Per common and common equivalent share:
  Loss from continuing operations............................ $      (.40)   $      (.28)   $     (2.08)
  Income from discontinued operations........................         .13            .23            .98
  Extraordinary items--
     Gain (loss) on extinguishment of debt...................        (.18)           .01           1.65
     Credit for utilization of tax loss carryforwards........                        .26
  Cumulative effect on prior years of change in accounting
     for income taxes........................................        (.61)
                                                              -----------    -----------    -----------
  Net income (loss).......................................... $     (1.06)   $       .22    $       .55
                                                              -----------    -----------    -----------
                                                              -----------    -----------    -----------

See accompanying notes.

- --------------------------------------------------------------------------------
BALLY MANUFACTURING CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                      Capital
                                           Series D                     in                      Cumulative       Common
                                           preferred     Common      excess of     Retained     translation     stock in
              DOLLAR AMOUNTS                 stock        stock      par value     earnings     adjustments     treasury
- ------------------------------------------------------------------------------------------------------------------------
                                                                                    (In thousands, except per share data)
Balance at December 31, 1990...............  $ 1,205     $23,674     $308,862      $ 61,037       $19,508       $(80,496)
  Net income...............................                                          21,528
  Issuance of common/treasury stock:
    In exchange for debt...................                 667       (31,629 )                                   47,317
    Upon conversion of preferred stock.....     (511)       680          (169 )
    For stock option and benefit plan stock
      transactions.........................                           (12,970 )                                   15,470
  Amortization of unearned compensation....
  Effect of disposal of discontinued
    operations.............................                                                        (4,263)
  Foreign currency translation
    adjustments............................                                                        (4,892)
                                           ---------     -------     ---------     --------     -----------     --------
Balance at December 31, 1991...............      694     25,021       264,094        82,565        10,353        (17,709)
  Net income...............................                                          11,774
  Issuance of common/treasury stock:
    In satisfaction of certain interest
      obligations..........................               3,873        23,719
    In satisfaction of preferred stock
      dividends -- $8.00 per share.........                 780         4,776        (5,556)
    In exchange for debt...................                           (10,090 )                                   15,581
    For acquisition of business............                 648         3,966
    In settlement of litigation............                 166         1,396
    For stock option and benefit plan stock
      transactions.........................                 243         1,450                                        330
  Amortization of unearned compensation....
  Effect of disposal of discontinued
    operations.............................                                                        (7,922)
  Foreign currency translation
    adjustments............................                                                            75
                                           ---------     -------     ---------     --------     -----------     --------
Balance at December 31, 1992...............      694     30,731       289,311        88,783         2,506         (1,798)
  Net loss.................................                                         (46,498)
  Issuance of common stock:
    In satisfaction of preferred stock
      dividends -- $4.00 per share.........                 221         2,557        (2,778)
    In satisfaction of certain
      obligations..........................                 180         1,232
    For stock option transactions..........                 193         1,313
  Effect of disposal of discontinued
    operations.............................                                                        (2,506)
                                           ---------     -------     ---------     --------     -----------     --------
Balance at December 31, 1993...............  $   694     $31,325     $294,413      $ 39,507       $    --       $ (1,798)
                                           ---------     -------     ---------     --------     -----------     --------
                                           ---------     -------     ---------     --------     -----------     --------

                                                           Total
                                             Unearned      stock-
                                             compen-      holders'
              DOLLAR AMOUNTS                  sation       equity
- ------------------------------------------------------------------
                             (In thousands, except per share data)
Balance at December 31, 1990...............  $(1,279 )    $332,511
  Net income...............................                 21,528
  Issuance of common/treasury stock:
    In exchange for debt...................                 16,355
    Upon conversion of preferred stock.....
    For stock option and benefit plan stock
      transactions.........................      729         3,229
  Amortization of unearned compensation....      224           224
  Effect of disposal of discontinued
    operations.............................                 (4,263)
  Foreign currency translation
    adjustments............................                 (4,892)
                                             --------     --------
Balance at December 31, 1991...............     (326 )     364,692
  Net income...............................                 11,774
  Issuance of common/treasury stock:
    In satisfaction of certain interest
      obligations..........................                 27,592
    In satisfaction of preferred stock
      dividends -- $8.00 per share.........
    In exchange for debt...................                  5,491
    For acquisition of business............                  4,614
    In settlement of litigation............                  1,562
    For stock option and benefit plan stock
      transactions.........................                  2,023
  Amortization of unearned compensation....      326           326
  Effect of disposal of discontinued
    operations.............................                 (7,922)
  Foreign currency translation
    adjustments............................                     75
                                             --------     --------
Balance at December 31, 1992...............       --       410,227
  Net loss.................................                (46,498)
  Issuance of common stock:
    In satisfaction of preferred stock
      dividends -- $4.00 per share.........
    In satisfaction of certain
      obligations..........................                  1,412
    For stock option transactions..........                  1,506
  Effect of disposal of discontinued
    operations.............................                 (2,506)
                                             --------     --------
Balance at December 31, 1993...............  $    --      $364,141
                                             --------     --------
                                             --------     --------

                                                                                   Series D           Common stock
                                                                                   preferred     -----------------------
                                 SHARE AMOUNTS                                       stock        Issued       Treasury
- ------------------------------------------------------------------------------------------------------------------------
                                                                                                          (In thousands)
Balance at December 31, 1990...................................................        1,205        35,510         4,495
  Issuance of common/treasury stock:
    In exchange for debt.......................................................                      1,000        (2,639)
    Upon conversion of preferred stock.........................................         (511)        1,021
    For stock option and benefit plan stock transactions.......................                                     (773)
                                                                                   ---------     ---------     ---------
Balance at December 31, 1991...................................................          694        37,531         1,083
  Issuance of common/treasury stock:
    In satisfaction of certain interest obligations............................                      5,809
    In satisfaction of preferred stock dividends...............................                      1,170
    In exchange for debt.......................................................                                     (953)
    For acquisition of business................................................                        971
    In settlement of litigation................................................                        250
    For stock option and benefit plan stock transactions.......................                        365           (20)
                                                                                   ---------     ---------     ---------
Balance at December 31, 1992...................................................          694        46,096           110
  Issuance of common stock:
    In satisfaction of preferred stock dividends...............................                        332
    In satisfaction of certain obligations.....................................                        269
    For stock option transactions..............................................                        289
                                                                                   ---------     ---------     ---------
Balance at December 31, 1993...................................................          694        46,986           110
                                                                                   ---------     ---------     ---------
                                                                                   ---------     ---------     ---------

See accompanying notes.

- --------------------------------------------------------------------------------
BALLY MANUFACTURING CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                        Years ended December 31
                                                                 -------------------------------------
                                                                    1993          1992         1991
- ------------------------------------------------------------------------------------------------------
                                                                                        (In thousands)
OPERATING:
  Loss from continuing operations............................... $  (16,026)   $   (9,028)   $ (67,688)
  Adjustments to reconcile to cash provided --
     Depreciation and amortization..............................    113,824       108,942      109,029
     Deferred income taxes......................................    (24,244)        9,117      (32,171)
     Provision for doubtful receivables.........................     74,740       117,344      125,477
     Interest accretion on discount notes.......................      7,194
     Gain on repurchase of debt for sinking fund requirements...       (596)       (4,512)     (14,694)
     Change in operating assets and liabilities.................    (55,722)     (142,049)     (31,780)
     Other, net.................................................     (1,704)       (2,024)         816
                                                                 ----------    ----------    ---------
                 Cash provided by continuing operating
                    activities..................................     97,466        77,790       88,989
INVESTING:
  Acquisitions of businesses, net of cash acquired..............     29,838          (746)        (642)
  Purchases of property and equipment...........................    (97,277)      (40,152)     (39,057)
  Other.........................................................    (24,636)       (3,387)       4,076
                                                                 ----------    ----------    ---------
                 Cash used in investing activities..............    (92,075)      (44,285)     (35,623)
FINANCING:
  Debt transactions --
     Proceeds from issuance of long-term debt...................    920,181                      1,361
     Net payments under revolving credit agreements.............   (108,000)      (73,153)    (140,437)
     Payments on other long-term debt...........................   (616,180)      (24,596)     (50,271)
     Debt issuance costs........................................    (35,533)       (1,138)      (8,685)
                                                                 ----------    ----------    ---------
                 Cash provided by (used in) debt transactions...    160,468       (98,887)    (198,032)
  Equity transactions --
     Proceeds from exercise of stock options....................        590           699
                                                                 ----------    ----------    ---------
                 Cash provided by (used in) financing
                    activities..................................    161,058       (98,188)    (198,032)
DISCONTINUED OPERATIONS:
  Proceeds from disposal........................................                   58,743       94,910
  Dividends received from discontinued operations and
     other, net.................................................                    2,913       23,111
                                                                 ----------    ----------    ---------
                 Cash provided by discontinued operations.......         --        61,656      118,021
                                                                 ----------    ----------    ---------
Increase (decrease) in cash and equivalents.....................    166,449        (3,027)     (26,645)
Cash and equivalents, beginning of year.........................     36,609        39,636       66,281
                                                                 ----------    ----------    ---------
Cash and equivalents, end of year............................... $  203,058    $   36,609    $  39,636
                                                                 ----------    ----------    ---------
                                                                 ----------    ----------    ---------

See accompanying notes.

- --------------------------------------------------------------------------------
BALLY MANUFACTURING CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS -- (CONTINUED)

                                                                       Years ended December 31
                                                                --------------------------------------
                                                                   1993          1992          1991
- ------------------------------------------------------------------------------------------------------
                                                                                        (In thousands)
SUPPLEMENTAL CASH FLOWS INFORMATION:
  Changes in operating assets and liabilities, net of effects from acquisitions and dispositions, were as follows --
       Increase in receivables...............................   $  (79,313)   $  (80,342)   $  (36,050)
       (Increase) decrease in other current assets and other
          assets.............................................        9,295        (3,598)       11,876
       Increase (decrease) in accounts payable and accrued
          liabilities........................................       10,012       (22,238)       22,529
       Increase (decrease) in income taxes payable...........       12,261       (11,414)       (5,519)
       Increase (decrease) in deferred revenues..............        8,229       (21,356)      (18,588)
       Decrease in other long-term liabilities...............      (16,206)       (3,101)       (6,028)
                                                                ----------    ----------    ----------
                                                                $  (55,722)   $ (142,049)   $  (31,780)
                                                                ----------    ----------    ----------
                                                                ----------    ----------    ----------
Cash was invested and common stock was issued in acquisitions of businesses as follows --
     Fair value of assets acquired (including goodwill of
       $19,888, $7,307 and $442).............................   $ (475,833)   $  (14,304)   $     (442)
     Liabilities assumed (including long-term debt of
       $259,950 and $1,254)..................................      390,305         7,978
     Minority interests in business acquired.................       43,280
     Issuance of common stock................................                      4,614
     Cash and equivalents acquired...........................       72,402
     Increase (decrease) in earn-out liabilities.............         (316)          966          (200)
                                                                ----------    ----------    ----------
                                                                $   29,838    $     (746)   $     (642)
                                                                ----------    ----------    ----------
                                                                ----------    ----------    ----------
Cash payments for interest and income taxes for continuing
  operations were as follows --
     Interest paid...........................................   $  106,800    $  119,983    $  135,547
     Interest capitalized....................................       (1,026)         (432)       (1,150)
     Income taxes paid (refunded)............................        7,866        (3,667)       (2,705)
Investing and financing activities exclude the following
  non-cash activities --
     Acquisition of Bally's Grand, Inc. common stock in
       exchange for Bally Gaming International, Inc. common
       stock.................................................   $   18,838    $             $
     Accrued purchases of property and equipment.............        8,558
     Issuance of common stock in satisfaction of preferred
       stock dividends, interest and other obligations.......        4,190        34,710
     Securities exchanged for debt...........................                      5,491        46,418
     Exchange of exclusive gaming machines license for
       liability reduction...................................                      3,500
     Common stock issued upon conversion of preferred
       stock.................................................                                      680
     Stock option and benefit plan transactions..............          500            98         3,878

- --------------------------------------------------------------------------------
BALLY MANUFACTURING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Bally Manufacturing Corporation ("Bally") and the subsidiaries which it controls (collectively, the "Company").

Certain reclassifications have been made to prior years' financial statements to conform with the 1993 presentation.

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The carrying amount of cash equivalents approximates fair value due to the short maturity of those instruments.

PROPERTY AND EQUIPMENT

Depreciation of property and equipment is provided principally on the straight-line method over the estimated economic lives of the related assets and the terms of the applicable leases for leasehold improvements. Depreciation expense was $96,945, $91,564 and $88,765 for 1993, 1992 and 1991, respectively.

DEFERRED FINANCE COSTS

Deferred finance costs associated with the Company's debt are being amortized over the terms of the related debt using the bonds outstanding method. Included in "Other assets" at December 31, 1993 and 1992 were deferred finance costs of $40,995 and $14,823, respectively, net of accumulated amortization of $12,646 and $11,564, respectively.

PRE-OPENING COSTS

Personnel, marketing and other operating costs incurred that are directly associated with the opening of new casinos are capitalized as pre-opening costs and amortized to expense over the first two calendar quarters of operations. During 1993, pre-opening costs of $6,105 were capitalized, of which $3,052 were amortized.

INTANGIBLE ASSETS

Intangible assets consist principally of cost in excess of net assets of acquired businesses (goodwill) and are being amortized on the straight-line method over periods ranging up to forty years from dates of acquisition.

Bally periodically evaluates whether the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. Bally has reviewed and expects to continue to evaluate the goodwill related to its casino and fitness center operations. Based on present operations and strategic plans, Bally believes that no impairment of goodwill has occurred. However, if future operations do not perform as expected, or if Bally's strategic plans for its businesses were to change and independent measures of value reflecting such changed plans indicated an impairment of goodwill, a reduction for impairment may be required.

REVENUE RECOGNITION

  Casinos

Casino revenues consist of the net win from gaming activities, which is the difference between gaming wins and losses. Operating revenues exclude the retail value of complimentary food, beverages and hotel services furnished to customers, which were $71,261, $69,177 and $65,061 for 1993, 1992 and 1991, respectively. The estimated costs of providing such complimentary services, which are classified as casino expenses through interdepartment allocations from the departments granting the services, are as follows:

                       1993        1992         1991
- ------------------------------------------------------
Rooms.............    $10,010     $ 9,576     $  8,205
Food and
  beverages.......     40,541      33,527       29,904
Other.............      5,577       4,012        4,280
                      -------     -------     --------
                      $56,128     $47,115     $ 42,389
                      -------     -------     --------
                      -------     -------     --------

  Fitness centers

The Company's fitness centers primarily offer a dues membership, which permits members, after paying initial membership fees, to continue membership on a month-to-month basis as long as monthly dues payments are made. Revenues related to dues memberships recorded at the time of sale are limited to the portion allocable to the initial membership fee. Dues memberships also require that monthly payments be made for services provided at which time the revenue is recorded.

A substantial portion of new membership revenues are collected in installments over periods ranging up to three years. Installment

- --------------------------------------------------------------------------------
BALLY MANUFACTURING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

contracts bear interest at, or are adjusted for financial accounting purposes at the time the contracts are issued to, rates for comparable consumer financing contracts. Unearned finance charges are amortized over the term of the contracts on the sum-of-the-months-digits method which approximates the interest method.

Memberships with initial terms of up to three years can also be paid in full. Revenues related to these memberships include both an initial membership fee, which is recorded as revenue at the time of sale, and an annual service fee. The service fee portion of such memberships is recorded as deferred revenues and is realized over the term of the memberships. Prepaid dues and renewals revenues are recorded in a similar manner. This policy approximates the "selling and service" method, which provides for a profit being reported for both the selling and service functions.

INCOME TAXES

Effective January 1, 1993, the Company changed its method of accounting for income taxes as required by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 retains the requirement to record deferred income taxes for temporary differences that are reported in different years for financial reporting and for tax purposes; however, the methodology for calculating and recording deferred income taxes has changed. Under the liability method adopted by SFAS No. 109, deferred tax liabilities or assets are computed using the tax rates expected to be in effect when the temporary differences reverse. Also, requirements for recognition of deferred tax assets and operating loss and tax credit carryforwards were liberalized by requiring their recognition when and to the extent that their realization is deemed to be more likely than not. As permitted by SFAS No. 109, the Company elected to use the cumulative effect approach rather than to restate the consolidated financial statements of any prior years to apply the provisions of SFAS No. 109. The cumulative effect on prior years of this change in accounting for income taxes as of January 1, 1993 was a charge of $28,197 ($.61 per share). The effect of this change in accounting for income taxes on the income tax benefit for 1993 was to reduce the income tax benefit by $1,684 as a result of applying the change in the U.S. statutory tax rate from 34% to 35% to deferred tax balances.

OPERATING COSTS AND EXPENSES -- OTHER, NET

Operating costs and expenses -- other, net represents: (i) for 1993, the amortization of pre-opening costs totalling $3,052 associated with Bally's Saloon and Gambling Hall dockside gaming facility in Tunica, Mississippi ("Bally's Tunica") which commenced operations in December 1993, (ii) for 1992, the elimination of litigation accruals totalling $2,738 relating to matters which were favorably settled and a $1,000 commission on the July 1992 sale by Bally's Grand, Inc. of the casino resort complex formerly known as "Bally's Reno" offset by $3,722 of professional fees related to the Company's reorganization and (iii) for 1991, $6,760 of similar professional fees.

EXTRAORDINARY ITEMS

In 1993, three of the Company's subsidiaries completed refinancings of their debt which, in the aggregate, resulted in an extraordinary loss of $8,490, net of income taxes of $5,092 and minority interests of $412. See "Long-term debt."

In 1992, the Company utilized tax loss carryforwards to offset taxable income principally arising from the sale of Bally Gaming International, Inc. ("Gaming") common stock in July 1992 and the related tax benefit of $10,605 has been reflected as an extraordinary credit. See "Discontinued operations." Also in 1992, the Company purchased $11,471 principal amount of public debt securities of Bally not related to sinking fund requirements for 952,697 shares of Bally Common Stock, par value $.66 2/3 per share ("Common Stock") and $7,900 in cash, which resulted in an extraordinary gain of $612, net of income taxes of $329.

In 1991, the Company purchased $157,255 principal amount of public debt securities of Bally and a subsidiary not related to sinking fund requirements for 3,639,000 shares of Common Stock, $33,707 in cash and substantially all of the purchaser's debt securities received by the Company in conjunction with the sale of Life Fitness, Inc. See "Discontinued operations." These purchases resulted in an extraordinary gain of $56,053, net of income taxes of $27,039 and other related costs.

- --------------------------------------------------------------------------------
BALLY MANUFACTURING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

Earnings (loss) per common and common equivalent share is computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of common stock and common stock equivalents outstanding during each year (46,558,856 in 1993, 41,110,353 in 1992 and 33,872,044 in 1991). Common stock equivalents, which represent the dilutive effect of the assumed exercise of certain outstanding stock options, increased the weighted average number of shares outstanding by 1,645,348 in 1992. The assumed exercise of outstanding stock options was not applicable in 1993 (due to losses) and not significant in 1991.

ACQUISITION OF BALLY'S GRAND, INC.

On August 20, 1993 (the "Effective Date"), the Fifth Amended Plan of Reorganization (the "Chapter 11 Plan") of Bally's Grand, Inc. (a company originally acquired by Bally in 1986 which owns and operates the casino resort in Las Vegas, Nevada known as "Bally's Las Vegas") became effective and Bally's Grand, Inc. emerged from bankruptcy. For almost two years prior thereto, Bally's Grand, Inc. operated its business and managed its properties as a debtor-in-possession under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). On the Effective Date, Bally relinquished all of its equity interest in Bally's Grand, Inc. and Bally's net intercompany receivable from Bally's Grand, Inc. was cancelled and extinguished. Bally's investment in and advances to Bally's Grand, Inc. were written down to zero in 1990. Also, Bally did not provide any type of guarantee or commitment to Bally's Grand, Inc. nor did it assume any other obligation of Bally's Grand, Inc. in connection with the Chapter 11 Plan. Accordingly, the Company did not reflect any equity in earnings of Bally's Grand, Inc. for the period from January 1, 1991 through the Effective Date.

During 1993, Bally's Casino Holdings, Inc. ("Casino Holdings") and another subsidiary of Bally acquired approximately 5.2 million shares (approximately 50% of the shares presently outstanding) of reorganized Bally's Grand, Inc. common stock in several transactions in exchange for $41,714 in cash and 1,752,400 shares of Gaming common stock. The acquisitions of Bally's Grand, Inc. common stock have been recorded using the purchase method of accounting, and the excess of the purchase price over the estimated fair value of net assets acquired of $19,354 is being amortized using the straight-line method over 20 years. Bally's Grand, Inc. has been consolidated since December 1, 1993 as a result of Bally's controlling interest. From September 29, 1993 (the date a cumulative 20% equity interest in reorganized Bally's Grand, Inc. was attained) through November 30, 1993, Bally's investment in Bally's Grand, Inc. was recorded on the equity method of accounting. The equity in earnings of reorganized Bally's Grand, Inc. recognized during that period was $786.

Certain employees of Bally and certain of its subsidiaries are involved in the management and operations of Bally's Grand, Inc. For services provided to Bally's Grand, Inc. prior to the Effective Date, Bally was paid $1,427, $2,247 and $3,640 during 1993, 1992 and 1991, respectively. Following the Effective Date, such services, among other things, are provided to reorganized Bally's Grand, Inc. under a management agreement pursuant to which a subsidiary of Bally receives $3,000 annually.

The following unaudited pro forma summary consolidated results of operations of the Company for 1993 and 1992 were prepared to give effect to the acquisition of the controlling interest in reorganized Bally's Grand, Inc. as if the acquisition had occurred as of the beginning of each of the years presented. These pro forma results have been prepared for comparative purposes only and do not purport to present what the Company's results of operations would actually have been if the acquisition had in fact occurred at such dates or to project the Company's results of operations for any future year. In addition, the pro forma summary consolidated results of operations of the Company include adjustments to the historical results of operations of Bally's Grand, Inc. which principally reflect: (i) the elimination of the operating results of Bally's Reno, (ii) the elimination of the reorganization items of Bally's Grand, Inc.,
(iii) the effects of transactions related to the reorganization of Bally's Grand, Inc. pursuant to the Chapter 11 Plan, (iv) the effects of the adoption of "fresh-start reporting" and

- --------------------------------------------------------------------------------
BALLY MANUFACTURING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(v) the income tax effects of the pro forma adjustments. The pro forma summary consolidated results of operations are based upon available information and upon certain assumptions that management believes are reasonable.

                              1993           1992
- ----------------------------------------------------
Revenues...............    $1,559,844     $1,544,835
Operating income.......       145,129        143,289
Loss from continuing
  operations...........       (13,787)        (8,249)
Net income (loss)......       (44,259)        12,553
Per common and common
  equivalent share:
     Loss from
       continuing
       operations......    $     (.35)    $     (.26)
     Net income
       (loss)..........         (1.01)           .24

RECEIVABLES

                             1993         1992
- ------------------------------------------------
Current:
  Fitness center
     installment
     contracts.........    $247,508     $261,760
  Less --
     Unearned finance
       charges.........      23,807       25,830
     Allowance for
       doubtful
       receivables and
       cancellations...      45,926       49,263
                           --------     --------
                            177,775      186,667
  Other, net...........      23,944       10,551
                           --------     --------
                           $201,719     $197,218
                           --------     --------
                           --------     --------
Long-term:
  Fitness center
     installment
     contracts.........    $191,337     $195,435
  Less --
     Unearned finance
       charges.........       9,980       11,675
     Allowance for
       doubtful
       receivables and
       cancellations...      31,391       37,588
                           --------     --------
                            149,966      146,172
  Other, net...........                       16
                           --------     --------
                           $149,966     $146,188
                           --------     --------
                           --------     --------

The carrying amount of the Company's receivables at December 31, 1993 and 1992 approximates fair value. The fair value of fitness center installment contracts is based on discounted cash flow analyses, using interest rates in effect at the end of the year comparable to similar consumer financing contracts. The fair value of other receivables approximates their carrying amount.

ACCRUED LIABILITIES

                             1993         1992
- ------------------------------------------------
Payroll and benefit-
  related
  liabilities..........    $ 58,095     $ 40,155
Interest...............      53,233       41,641
Taxes other than income
  taxes................       8,261        7,099
Other..................      56,962       56,619
                           --------     --------
                           $176,551     $145,514
                           --------     --------
                           --------     --------

LONG-TERM DEBT

The carrying amounts of the Company's long-term debt at December 31, 1993 and 1992 are as follows:

                                       1993           1992
- -------------------------------------------------------------
Bally Manufacturing Corporation:
 6% Convertible Subordinated
   Debentures due 1998..........    $   18,969     $   21,556
 10% Convertible Subordinated
   Debentures due 2006..........        85,000         85,617
Bally's Casino Holdings, Inc.:
 Senior Discount Notes due
   1998.........................       139,418
Bally's Park Place, Inc.:
 Revolving credit agreement.....         2,000          3,000
 11 7/8% First Mortgage Notes
   due 1999.....................       350,000        350,000
GNAC, CORP.:
 10 5/8% First Mortgage Notes
   due 2003 (less unamortized
   discount of $1,873)..........       273,127
 13 1/4% Mortgage-Backed Notes
   due 1995 (includes
   unamortized premium of
   $5,214)......................                      264,214
Bally's Grand, Inc.:
 10 3/8% First Mortgage Notes
   due 2003.....................       315,000
Bally's Health & Tennis
 Corporation:
 Revolving credit agreement.....        80,910        187,910
 13% Senior Subordinated Notes
   due 2003.....................       200,000
 13 5/8% Senior Subordinated
   Debentures due 1997 (less
   unamortized discount of
   $277)........................                       69,228
Other secured and unsecured
 obligations....................        30,253         39,931
                                    ----------     ----------
Total long-term debt............     1,494,677      1,021,456
Current maturities of long-term
 debt...........................       (10,288)       (11,193)
                                    ----------     ----------
Long-term debt, less current
 maturities.....................    $1,484,389     $1,010,263
                                    ----------     ----------
                                    ----------     ----------

- --------------------------------------------------------------------------------
BALLY MANUFACTURING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

The indentures for Bally's debt do not contain cross-default provisions. However, the indentures and credit agreements related to the indebtedness of certain of Bally's subsidiaries require, among other things, that these subsidiaries maintain certain financial ratios and restrict the amount of additional indebtedness that can be incurred. Bally has not guaranteed the payment of principal or interest under the publicly traded debt securities and credit agreements of its subsidiaries.

The Bally 6% Convertible Subordinated Debentures due 1998 (the "6% Debentures") require annual sinking fund payments of $2,587 through 1997, which will retire 75% of these debentures prior to maturity. The Company may redeem these debentures at any time, in whole or in part, without premium. At any time prior to maturity or redemption, these debentures are convertible into Common Stock (current conversion price of $28.99 per share, subject to adjustment for certain subsequent changes in the Company's capitalization). In 1993, the Company purchased $2,587 principal amount of these debentures to satisfy the 1993 sinking fund requirement, which resulted in a pre-tax gain of $495 (included in "Other revenues").

The Bally 10% Convertible Subordinated Debentures due 2006 (the "10% Debentures") require annual sinking fund payments of $5,000 through 2005, which will retire 75% of these debentures prior to maturity. The Company may redeem these debentures at any time, in whole or in part, with premiums ranging from 1.96% at December 31, 1993 to zero in December 1996 and thereafter. At any time prior to maturity or redemption, these debentures are convertible into Common Stock (current conversion price of $32.68 per share, subject to adjustment for certain subsequent changes in the Company's capitalization). In 1993, the Company purchased $617 principal amount of these debentures to satisfy the remaining 1993 sinking fund requirement, which resulted in a pre-tax gain of $101 (included in "Other revenues").

The payment of the 6% Debentures and 10% Debentures is subordinated to the prior payment, in full, of all senior indebtedness of Bally, as defined (approximately $20,190 at December 31, 1993). In addition, almost all of the Company's business is conducted through subsidiaries and claims of creditors of subsidiaries are effectively senior to these debentures.

In June 1993, Casino Holdings issued $220,000 principal amount of Senior Discount Notes due 1998 (the "Senior Discount Notes") at a discount to yield an interest rate of 10 1/2%. The Senior Discount Notes are not subject to any sinking fund requirement, but may be redeemed at any time, in whole or in part, at their accreted value plus a "make-whole premium," as defined. In addition, on or before June 15, 1996, a portion of the Senior Discount Notes may be redeemed with premiums ranging from 8.0% of the accreted value prior to June 15, 1994 to 4.8% of the accreted value on June 15, 1996 out of the proceeds of an initial public offering by Casino Holdings if such offering were to occur, provided that at least $154,000 principal amount of the Senior Discount Notes remains outstanding after the redemption. The net proceeds from the issuance of the Senior Discount Notes were approximately $127,900, which have been and are being used to: (i) construct and equip Bally's Tunica, (ii) acquire a significant equity interest in Bally's Las Vegas, (iii) fund initial payments for construction of a riverboat (including dockside improvements) for eventual operation in New Orleans, Louisiana, (iv) fund an option agreement to acquire certain riverfront property in Philadelphia for the purpose of developing a dockside gaming facility if gaming were to be legalized in Pennsylvania and (v) pursue other gaming opportunities. The Senior Discount Notes are effectively subordinated to all liabilities of Casino Holdings' subsidiaries, which were $779,585 at December 31, 1993.

On March 8, 1994, a subsidiary of Bally's Park Place, Inc. ("Bally's Park Place") issued $425,000 principal amount of 9 1/4% First Mortgage Notes due 2004 (the "9 1/4% Notes"). The 9 1/4% Notes are not subject to any sinking fund requirement, but may be redeemed beginning March 1999, in whole or in part, with premiums ranging from 4.5% in 1999 to zero in 2002 and thereafter. In addition, on or before March 15, 1997, a portion of the 9 1/4% Notes may be redeemed at a premium of 9.25% out of the proceeds of one or more public equity offerings by Bally's Park Place or Casino Holdings if such offerings were to occur, provided that at least $100,000 principal amount of the 9 1/4% Notes remains outstanding after the redemption. The

- --------------------------------------------------------------------------------
BALLY MANUFACTURING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

9 1/4% Notes are secured by a first mortgage on and security interest in substantially all property and equipment at Bally's Park Place, which had a net book value of $486,498 at December 31, 1993. Bally's Park Place used the net proceeds from the sale of the 9 1/4% Notes to purchase and retire certain of its 11 7/8% First Mortgage Notes due 1999 (the "11 7/8% Notes"), defease the remaining 11 7/8% Notes at a price of 104.45% of their principal amount plus accrued interest through the redemption date, thereby satisfying all obligations thereunder, and pay a $30,000 dividend to Casino Holdings. The retirement and defeasance of the 11 7/8% Notes results in an extraordinary loss in the first quarter of 1994 of approximately $20,500, net of income taxes of approximately $14,300. In connection with the sale of the 9 1/4% Notes, Bally's Park Place terminated its existing credit facility and entered into an agreement for a new $50,000 revolving credit facility which expires on December 31, 1996, at which time all amounts outstanding become due. The new credit facility provides for interest on borrowings payable, at Bally's Park Place's option, at the agent bank's prime rate or the LIBOR rate plus 2%, each of which increases as the balance outstanding increases. The rate of interest on borrowings was previously based upon the agent bank's prime rate or certain other short-term rates (6% at December 31, 1993). Bally's Park Place pays a fee of 1/2% on the unused commitment. The new credit facility is secured by a pari passu lien on the collateral securing the 9 1/4% Notes.

In March 1993, a subsidiary of GNAC, CORP. (which owns and operates the casino resort in Atlantic City known as "The Grand") issued $275,000 principal amount of 10 5/8% First Mortgage Notes due 2003 (the "10 5/8% Notes") at a discount to yield an interest rate of 10 3/4%. The 10 5/8% Notes are not subject to any sinking fund requirement, but may be redeemed beginning April 1998, in whole or in part, with premiums ranging from 5.25% in 1998 to zero in 2001 and thereafter. The 10 5/8% Notes are secured by a first mortgage on and security interest in substantially all property and equipment of GNAC, CORP., which had a net book value of $280,960 at December 31, 1993. GNAC, CORP. used the net proceeds from the sale of the 10 5/8% Notes, together with the collection of certain funds on deposit with Bally's Park Place, to redeem its 13 1/4% Mortgage-Backed Notes due 1995 (the "13 1/4% Notes") at a price of 102.94% of their principal amount plus accrued interest, thereby satisfying all obligations thereunder. The redemption of the 13 1/4% Notes resulted in an extraordinary loss of $2,091, net of income taxes of $1,405. During April 1993, GNAC, CORP. entered into an agreement with two banks for a $20,000 revolving credit facility. This credit facility has a term of two years, provides for interest on borrowings at the rate of 1% above the banks' stated prime rates and is secured by a pari passu lien on the collateral securing the 10 5/8% Notes. GNAC, CORP. pays a fee of 1/2% on the unused commitment.

In December 1993, Bally's Grand, Inc. issued $315,000 principal amount of
10 3/8% First Mortgage Notes due 2003 (the "10 3/8% Notes"). The 10 3/8% Notes are not subject to any sinking fund requirement, but may be redeemed beginning December 1998, in whole or in part, with premiums ranging from 5.19% in 1998 to zero in 2001 and thereafter. In addition, on or before December 15, 1996, a portion of the 10 3/8% Notes may be redeemed at a premium of 9.375% out of the proceeds of one or more public equity offerings by Bally's Grand, Inc. if such offerings were to occur, provided that at least $100,000 principal amount of the 10 3/8% Notes remains outstanding after the redemption. The 10 3/8% Notes are secured by a first priority lien on the fee interests in the approximately thirty-acre site comprising Bally's Las Vegas and by a security interest in certain personal property of Bally's Grand, Inc., which together had a net book value of $331,448 at December 31, 1993. Bally's Grand, Inc. used a substantial portion of the net proceeds from the issuance of the 10 3/8% Notes to redeem its 12% First Mortgage Notes due 2001 (the "12% Notes") at a price of 103% of their principal amount plus accrued interest, thereby satisfying all obligations thereunder, and to pay approximately $9,000 to Bally under a tax sharing agreement between Bally's Grand, Inc. and Bally, which amount became due and payable in connection with the redemption of the 12% Notes. The remaining proceeds are primarily being used for capital expenditures. The redemption of the 12% Notes resulted in an extraordinary loss of $400, net of income taxes of $438 and minority interests of $412.

The Bally's Health & Tennis Corporation ("Bally's Health & Tennis") revolving credit agreement,

- --------------------------------------------------------------------------------
BALLY MANUFACTURING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

which was amended in January 1993, provides for borrowings of up to $107,500 and letters of credit up to $20,000 at December 31, 1993. The commitment under the revolving credit facility is reduced by $5,000 during each quarter of 1994 and by increasing amounts thereafter through December 31, 1997. The rate of interest on the borrowings (blended rate of 6 3/4% at December 31, 1993) is at Bally's Health & Tennis' option, based upon either the agent bank's prime rate plus
1 3/4% or the Euro-dollar rate plus 3 1/4%. Bally's Health & Tennis pays an annual fee of 1/2% on the unused commitment. Outstanding letters of credit as of December 31, 1993 totalled $11,370, for which Bally's Health & Tennis pays an annual fee of 1 3/4% on outstanding letters of credit and a fee of 1/2% on the unused commitment. The revolving credit agreement is secured by substantially all real and personal property of Bally's Health & Tennis, which had a net book value of $759,848 at December 31, 1993, and a pledge of the stock of Bally's Health & Tennis. The Bally's Health & Tennis revolving credit agreement requires maintenance by Bally's Health & Tennis of certain financial ratios. Certain provisions of the revolving credit agreement applicable to those financial ratios were amended as of September 30, 1993. Although Bally's Health & Tennis was in compliance with these financial ratio requirements as of December 31, 1993, there can be no assurance that it will not be necessary in the future to amend the financial ratio requirements and, if necessary, that such amendments will be obtained.

Also in January 1993, Bally's Health & Tennis issued $200,000 principal amount of 13% Senior Subordinated Notes due 2003 (the "13% Notes"). The 13% Notes are not subject to any sinking fund requirement, but may be redeemed beginning January 1998, in whole or in part, with premiums ranging from 6.5% in 1998 to zero in 2000 and thereafter. The payment of the 13% Notes is subordinated to the prior payment in full of all senior indebtedness of Bally's Health & Tennis, as defined ($124,463 at December 31, 1993). Bally's Health & Tennis used the net proceeds from the sale of the 13% Notes to prepay $101,500 of indebtedness under the Bally's Health & Tennis revolving credit agreement, redeem $69,505 principal amount of its 13 5/8% Senior Subordinated Debentures due 1997 (the "13 5/8% Debentures") at a price of 105.71% of their principal amount plus accrued interest, thereby satisfying all obligations thereunder, and pay a $15,000 dividend to Bally. The redemption of the 13 5/8% Debentures and the amendment to the revolving credit agreement resulted in an extraordinary loss of $5,999, net of income taxes of $3,249.

Other secured and unsecured obligations are payable through 2018 and are collateralized by land, buildings and equipment which have a net book value of $43,395 at December 31, 1993. Interest rates averaged 8% at December 31, 1993.

DIVIDEND RESTRICTIONS

Each of Bally's principal subsidiaries presently have debt covenants which limit the payment of dividends to Bally. Under the terms of the Senior Discount Notes, an amount equal to certain dividends paid pursuant to a net income test by Bally's Park Place to Casino Holdings may be declared as a dividend by Casino Holdings and paid to Bally. In February 1994, Bally's Park Place declared and paid a $595 dividend (amount of unrestricted retained earnings at December 31, 1993) to Casino Holdings which subsequently declared and paid a dividend in the same amount to Bally. In addition, Bally's Park Place paid a $30,000 dividend to Casino Holdings from a portion of the proceeds of the sale of the 9 1/4% Notes in March 1994, which is not available to be paid by Casino Holdings to Bally. In connection with the sale of the 9 1/4% Notes, the New Jersey Casino Control Commission (the "New Jersey Commission") requires, among other things, that the payment of certain dividends by Bally's Park Place to Casino Holdings which are not based on net income receive prior approval from the New Jersey Commission. GNAC, CORP. and Bally's Health & Tennis are not expected to be able to pay dividends to Bally in 1994. Also, the terms of the 10 3/8% Notes limit the ability of Bally's Grand, Inc. to pay dividends, and no dividends are expected to be paid in 1994.

- --------------------------------------------------------------------------------
BALLY MANUFACTURING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

Annual maturities

Aggregate annual maturities of long-term debt for the five years after December 31, 1993 (adjusted for the Bally's Park Place refinancing described above) are as follows:

                      1994      1995      1996      1997       1998
- ---------------------------------------------------------------------
Bally Manufacturing
 Corporation........ $ 7,587   $ 7,587   $ 7,587   $ 7,587   $ 13,621
Casino Holdings.....                                          220,000
Bally's Park
 Place..............      44        46     2,048        50         52
Bally's Health &
 Tennis.............   2,657    19,207    26,503    46,700      6,559
                     -------   -------   -------   -------   --------
                     $10,288   $26,840   $36,138   $54,337   $240,232
                     -------   -------   -------   -------   --------
                     -------   -------   -------   -------   --------

Fair value

The fair value of the Company's long-term debt at December 31, 1993 and 1992 was $1,520,926 and $1,013,552, respectively. The fair value of publicly traded debt securities is based on quoted market prices. The fair value of borrowings under revolving credit agreements and of other secured and unsecured obligations approximates their carrying amount.

INCOME TAXES

The income tax benefit applicable to loss from continuing operations before income taxes and minority interests consists of the following:

                  Liability
                   Method         Deferred method
                  --------     ---------------------
                    1993         1992         1991
- ----------------------------------------------------
Current:
  Federal........ $ 16,492     $(16,459)    $  2,398
  State..........    3,652        1,515         (428)
                  --------     --------     --------
                    20,144      (14,944)       1,970
Deferred:
  Federal........  (24,522)       8,596      (31,488)
  State..........      278          521         (683)
                  --------     --------     --------
                   (24,244)       9,117      (32,171)
                  --------     --------     --------
                  $ (4,100)    $ (5,827)    $(30,201)
                  --------     --------     --------
                  --------     --------     --------

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1993 and January 1, 1993, along with their classification, are as follows:

                                         Liability method
                          -----------------------------------------------
                            December 31, 1993         January 1, 1993
                          ----------------------   ----------------------
                           Assets    Liabilities    Assets    Liabilities
- -------------------------------------------------------------------------
Fitness center
 installment contract
 revenues................ $           $   53,865   $           $   46,249
Expenses which are not
 currently deductible for
 tax purposes:
   Bad debts.............   39,385                   39,451
   Other.................   65,598                   73,254
Depreciation and
 capitalized costs.......                202,769                  118,978
Basis difference of
 investments.............                 24,154                   29,188
Federal and state
 carryforwards...........  132,727                  102,350
Other, net...............                 68,187                  101,936
                          --------   -----------   --------   -----------
                           237,710    $  348,975    215,055    $  296,351
                                     -----------              -----------
                                     -----------              -----------
Valuation allowance......  (90,836)                 (78,473)
                          --------                 --------
                          $146,874                 $136,582
                          --------                 --------
                          --------                 --------
Current.................. $ 27,736    $   37,745   $ 55,723    $   33,247
Long-term................  119,138       311,230     80,859       263,104
                          --------   -----------   --------   -----------
                          $146,874    $  348,975   $136,582    $  296,351
                          --------   -----------   --------   -----------
                          --------   -----------   --------   -----------

Based on federal income tax returns as filed, as adjusted for certain agreements with the Internal Revenue Service ("IRS"), the Company had federal net operating loss carryforwards of approximately $185,000, which expire in 2006, and Alternative Minimum Tax ("AMT") credits of approximately $41,000, which have no expiration. The Company also has substantial state tax loss carryforwards which begin to expire in 1994 and fully expire in 2008. Because of complex issues involved in the Company's tax situation and the Company's present expectations of ultimate settlements with the IRS, the Company has provided a valuation allowance for substantially all of the federal and state tax loss carryforwards and a portion of its AMT credits.

- --------------------------------------------------------------------------------
BALLY MANUFACTURING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

The deferred income tax provision (benefit) applicable to loss from continuing operations before income taxes and minority interests for 1992 and 1991 arises from the tax effect of timing differences as follows:

                            Deferred method
                          --------------------
                            1992        1991
- ----------------------------------------------
Fitness center
  installment contract
  revenues............... $  1,095    $(31,175)
Expenses which are not
  currently deductible
  for tax purposes:
     Bad debts...........    1,547      34,923
     Other...............    4,382      (2,106)
Alternative minimum
  tax....................    7,648         379
Depreciation and
  capitalized costs......   (2,470)     (1,967)
Debt discharge income....   (5,112)         49
Federal and state
  carryforwards..........    2,004     (28,462)
Other, net...............       23      (3,812)
                          --------    --------
                          $  9,117    $(32,171)
                          --------    --------
                          --------    --------

A reconciliation of the income tax benefit with amounts determined by applying the U.S. statutory tax rate to loss from continuing operations before income taxes and minority interests is as follows:

                         Liability
                          Method         Deferred method
                         --------     ---------------------
                           1993         1992         1991
 ---------------------------------------------------------
Benefit at U.S.
  statutory tax rate
  (35% in 1993 and 34%
  in 1992 and 1991)..... $ (7,213)    $ (5,051)    $(33,282)
Add (deduct):
  State income taxes,
    net of related
    federal income tax
    benefit.............    2,295        1,257         (725)
  Amortization and
    depreciation........    2,423        4,189        3,583
  Effect of change in
    U.S. statutory tax
    rate on deferred tax
    balances............    1,684
  Prior years' taxes....   (3,949)      (5,882)        (634)
  Other, net............      660         (340)         857
                         --------     --------     --------
Income tax benefit...... $ (4,100)    $ (5,827)    $(30,201)
                         --------     --------     --------
                         --------     --------     --------

The IRS has completed an audit of the federal income tax returns of certain of the Company's fitness center subsidiaries for periods ending on the day these subsidiaries were acquired. Among other things, the IRS is asserting that these subsidiaries owe additional taxes of approximately $32,000 and substantial amounts of interest with respect to issues arising pursuant to the Company's election in 1983 to treat the purchases of stock of these subsidiaries as if they were purchases of assets. The Company vigorously opposes the IRS' assertions and has filed petitions in the United States Tax Court contesting the IRS' proposed deficiencies with respect to these issues. This matter has been docketed for trial in October 1994; however, a resolution may occur sooner if the Company and the IRS resolve all or some of these issues by stipulation or otherwise. Based on the information presently available, there can be no assurance of the outcome of this matter. However, in the opinion of management, payment, if any, to the IRS of amounts which may be ultimately deemed owing will not have a material adverse effect on the Company's consolidated financial position or results of operations, since the Company believes that it has adequately provided deferred and current taxes related to this matter, although it could, though it is not expected to, have a material adverse effect on the Company's liquidity.

STOCKHOLDERS' EQUITY

Preferred stock

The Series B Junior Participating Preferred Stock, par value $1 per share (the "Series B Junior Stock"), if issued, will have a minimum preferential quarterly dividend of $5 per share, but will be entitled to an aggregate dividend of 100 times the dividend declared on shares of Common Stock. Each share of Series B Junior Stock will have 100 votes, voting together with Common Stock, except as Delaware law may otherwise provide. In the event of liquidation, the holders of Series B Junior Stock will receive a preferred liquidation payment of $100 per share, but will be entitled to receive an aggregate liquidation payment equal to 100 times the payment made per share of Common Stock.

The Series D Convertible Exchangeable Preferred Stock, par value $1 per share (the "Preferred Stock"), with a face value of $34,725 as of December 31, 1993, bears a dividend rate of 8%. The holders of Preferred Stock do not have voting rights, except that the holders would have the right to elect two additional directors of Bally if dividends on the Preferred Stock are in arrears

- --------------------------------------------------------------------------------
BALLY MANUFACTURING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

in an amount equal to at least six quarterly dividends and except as Delaware law may otherwise provide. The Preferred Stock is redeemable, in whole or in part, at the option of Bally at $51.60 per share as of December 31, 1993, declining each February 1 in equal annual amounts to $50 per share on and after February 1, 1997, in each case plus accrued and unpaid dividends. The Preferred Stock is convertible into Common Stock at a price of $25 per share, equivalent to a conversion rate of two shares of Common Stock for each share of Preferred Stock, subject to adjustment. The Preferred Stock is exchangeable at the option of Bally, in whole but not in part, on any dividend payment date for 8% Convertible Subordinated Debentures due February 1, 2007. In the event of liquidation, the holders of the Preferred Stock will receive a preferred liquidation payment of $50 per share, plus an amount equal to any dividends accrued and unpaid to the payment date, before any distribution is made to holders of junior securities.

COMMON STOCK

At December 31, 1993, shares of Common Stock were reserved for future issuance as follows:

Stock options and awards (includes
  2,342,000 shares reserved
  subject to stockholder approval
  in 1994)........................    5,578,065
Conversion of 10% Debentures and
  6% Debentures...................    3,255,308
Acquisitions of businesses........    2,000,000
Conversion of Preferred Stock.....    1,388,994
Other.............................       28,050
                                     ----------
                                     12,250,417
                                     ----------
                                     ----------

STOCK PLANS, AWARDS AND RIGHTS

INCENTIVE PLANS

In May 1989, the stockholders approved the 1989 Incentive Plan of Bally (the "1989 Plan") for officers and key employees that provides for the grant of stock options, stock appreciation rights ("SARs"), stock depreciation rights ("SDRs") and restricted stock (collectively "Awards"). In June 1992, the stockholders approved an increase in the number of shares of Common Stock available for issuance under the 1989 Plan from 2,500,000 shares to 4,000,000 shares. Amendments to the 1989 Plan increasing the aggregate number of shares of common stock which may be sold or delivered under the 1989 Plan from 4,000,000 to 6,022,000 shares and limiting the number of stock options, stock appreciation rights or stock options in tandem with stock appreciation rights that may be granted during any one calendar year to certain executive officers of the Company are subject to stockholder approval in 1994. No Awards may be granted after March 9, 1999.

The 1989 Plan provides for granting incentive as well as non-qualified stock options. Generally, non-qualified stock options will be granted with an option price equal to the fair market value of the stock at the date of grant. Incentive stock options must be granted at not less than the fair market value of the stock at the date of grant. Option grants generally become exercisable in three equal annual installments commencing one year after the date of grant, but the Compensation and Stock Option Committee of the Board ("Compensation Committee"), in its discretion, may alter such terms.

SARs are rights granted to an officer or key employee to receive shares of stock and/or cash in an amount equal to the excess of the fair market value of the stock on the date the SARs are exercised over the fair market value of the stock on the date the SARs were granted or, at the discretion of the Compensation Committee, the date the option was granted, if granted in tandem with an option granted on a different date. Upon exercise of stock appreciation rights, the optionee surrenders the related option in exchange for payment, in cash, of the excess of the fair market value on the date of surrender over the option price.

SDRs are rights granted to an officer or key employee in conjunction with an option to receive a payment of stock and/or cash equal to the excess, if any, of the option price of stock acquired on the exercise of the related option over the greater of: (i) the fair market value of the stock, as of the date six months and one day after the option was exercised (or such other date as the Compensation Committee, in its discretion, shall determine), or (ii) if such stock was sold prior to such date, the gross sale proceeds from the sale of such stock. Stock options, SARs and SDRs granted under the 1989

- --------------------------------------------------------------------------------
BALLY MANUFACTURING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

Plan may be exercisable for a term of not more than ten years after the date of grant. At December 31, 1993, no SDRs had been granted and Bally has no current intention of granting SDRs under the 1989 Plan.

Restricted stock awards are rights granted to an employee to receive shares of stock without payment but subject to forfeiture and other restrictions as set forth in the 1989 Plan. Generally, the restricted stock awarded, and the right to vote such stock or to receive dividends thereon, may not be sold, exchanged or otherwise disposed of during the restricted period. Except as otherwise determined by the Compensation Committee, the restrictions and risks of forfeiture will, after one year from the date of grant, lapse as to not more than 20% of the stock originally awarded, after two years lapse as to an aggregate of not more than 40% of the stock originally awarded, and after three years shall lapse as to all the stock originally awarded. There have been no restricted stock awards granted under this plan since 1989 and there are no shares outstanding with restrictions under this plan at December 31, 1993.

In October 1993, the Board of Directors of the Company adopted, subject to stockholder approval in 1994, the 1993 Non-Employee Directors' Stock Option Plan of Bally Manufacturing Corporation (the "1993 Plan"). The 1993 Plan provides for the grant of non-qualified stock options to purchase an aggregate of 120,000 shares of Common Stock to directors of the Company who are not officers or key employees of Bally or any of its subsidiaries. Under this plan, stock options are granted with an option price equal to the fair market value of the stock on the date of grant. Option grants generally become exercisable in three equal annual installments commencing one year after the date of grant, with such options expiring ten years after the date of grant. No options may be granted under this plan after October 13, 1998.

The Company also has a non-qualified and incentive stock option and stock appreciation rights plan for officers and key employees (the "1985 Plan") which has been terminated except as to options and stock appreciation rights outstanding, all of which are vested.

A summary of 1993 stock option activity under the 1989 Plan, the 1993 Plan and the 1985 Plan is as follows:

                                              Shares
                                     ------------------------
                                                     Stock
                          Price         Stock     appreciation
                        per share      options      rights
- -------------------------------------------------------------
Outstanding at
 December 31, 1992....  $1.75-22.88    3,024,868      564,669
Granted (includes
 1,192,500 shares
 granted subject to
 stockholder
 approval)............    6.75-9.63    1,673,000
Exercised.............    1.75-3.88     (289,467)
Cancelled or
 expired..............   3.88-22.88     (213,795)     (56,335)
                                     -----------  -----------
Outstanding at
 December 31, 1993....   1.75-22.50    4,194,606      508,334
                                     -----------  -----------
                                     -----------  -----------

At December 31, 1993, options on 2,296,018 shares were exercisable and 1,103,459 shares and 80,000 shares were reserved for future grants under the 1989 Plan and 1993 Plan, respectively. Outstanding options at December 31, 1993 expire between 1994 and 2003. Included in the stock options outstanding at December 31, 1993 are options for 1,416,666 shares (options for 250,000 shares were exercised during 1993) comprising non-qualified stock options the Company granted in 1991 to two executives to each purchase 1,000,000 shares of Common Stock at an exercise price of $2 per share less than the fair market value of Common Stock at the date of grant. The awards also provided for accelerated vesting under certain circumstances. During the first quarter of 1993, the required circumstances were met, and the related compensation expense, which was being amortized over the three-year vesting period of the awards, was fully expensed.

In December 1993, Bally's Board of Directors adopted, subject to stockholder approval in 1994, the Bally's Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan provides for the purchase of an aggregate of 200,000 shares of Common Stock by eligible employees (as defined) electing to participate in the plan. The stock can generally be purchased every six months at a price equal to the lesser of: (i) 85% of the fair market value of the stock on the date when a particular offering begins or (ii) 85% of the fair market value of the stock on the date when a particular offering terminates. On each offering made under the Stock Purchase Plan, each eligible employee electing to

- --------------------------------------------------------------------------------
BALLY MANUFACTURING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

participate in the Stock Purchase Plan will automatically be granted shares of Common Stock equal to the number of full shares which may be purchased from the employee's elected payroll deduction, with a maximum payroll deduction equal to 10% of eligible compensation, as defined. Assuming stockholder approval, the first offering under this plan commences on July 1, 1994 and the last offering terminates on June 30, 2004.

AWARDS OF SUBSIDIARY STOCK

During 1993, 600,000 shares of reorganized Bally's Grand, Inc. common stock were awarded to certain employees of Bally's Grand, Inc. (300,000 shares) and certain executive officers of Bally who also serve as executive officers of Bally's Grand, Inc. (300,000 shares) pursuant to the Bally's Grand, Inc. 1993 Incentive Stock Plan. The shares awarded to employees of Bally's Grand, Inc. are subject to forfeiture if the employee's employment by Bally's Grand, Inc. is terminated and are subject to restrictions which lapse as to approximately one-third of the shares awarded on each of December 31, 1993, 1994 and 1995 and the fair value of such shares on the date of award is being charged to expense over such period. The shares awarded to executive officers of Bally were not subject to restrictions and, accordingly, the fair value of the awards was expensed in 1993. In December 1993, the executive officers of Bally sold the shares of Bally's Grand, Inc. common stock awarded to them to a subsidiary of Bally at the fair market value of the shares at the date of sale.

RIGHTS TO PURCHASE PREFERRED STOCK

One preferred stock purchase right is attributable to each outstanding share of Common Stock. Under certain conditions, each right may be exercised to purchase for $60 one 1/100th of a share of Series B Junior Stock. The rights are not exercisable or transferable apart from the stock until the occurrence of one of the following: (i) ten days after the date ("Stock Acquisition Date") of a public announcement by a person or a group of beneficial ownership of 20% or more of Common Stock (an "Acquiring Person"), (ii) ten business days after a public announcement by a person or group of a tender offer for 30% or more of Common Stock, or (iii) the occurrence of a Flip-In Event. A Flip-In Event is any of: (i) a final court or administrative order finding that a person or group having beneficial ownership of 10% or more of Common Stock (a "10% Stockholder") has violated Nevada or New Jersey gaming, casino or similar laws in connection with such 10% Stockholder's interest in the Company, (ii) the failure of a 10% Stockholder to eliminate or reduce to an acceptable level its beneficial ownership of Common Stock within 20 days after a final court or administrative order finding that such 10% Stockholder is unsuitable or unqualified to hold its interest in the Company, (iii) the acquisition by a person or group of 20% or more of Common Stock without having obtained prior Nevada Gaming Commission approval to acquire control of the Company, and (iv) the consummation of certain "self-dealing" transactions between an Acquiring Person and the Company, including a merger with an Acquiring Person in which Bally is the surviving corporation and Common Stock is not changed or exchanged. Upon the occurrence of a Flip-In Event, each right, other than those held by the Acquiring Person or 10% Stockholder causing such occurrence, will entitle the holder to purchase shares of Common Stock or, in certain cases, other assets or securities of the Company having a value of $120 for $60. In the event that the Company is acquired in a merger or other business combination transaction (other than a merger with an Acquiring Person in which the Company is the surviving corporation and Common Stock is not changed or exchanged) or 50% or more of the Company's assets or earning power is sold or transferred, each holder of a right shall have the right to receive, upon exercise, common stock of the acquiring company having a calculated value equal to twice the purchase price of the right. The rights, which do not have voting privileges, are subject to adjustment to prevent dilution, expire on December 4, 1996 and may be redeemed by the Company at a price of five cents per right at any time until 20 days (subject to extension by the Board) following the Stock Acquisition Date.

EMPLOYEE BENEFIT PLANS

Bally and certain subsidiaries sponsor employee savings plans which cover certain full-time employees and which are considered part of the Company's overall retirement program. Pursuant to these savings plans, participating employees may contribute (defer) a percent of eligible

- --------------------------------------------------------------------------------
BALLY MANUFACTURING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

compensation. Employee contributions to the savings plans, up to certain limits, are partially matched by the Company. The expense applicable to continuing operations for the Company's savings plans and a profit-sharing plan which was terminated on January 1, 1993 was $5,243, $3,724 and $5,082 for 1993, 1992 and
1991, respectively.

In addition, Bally and Bally's Park Place have noncontributory supplemental executive retirement plans for certain key executives. Normal retirement under these plans is age 60 to 65 and participants receive benefits based on years of service and compensation. Pension costs of these plans are unfunded except for one executive's benefits which are funded through annual contributions to a trust. Net periodic pension cost for these plans was $4,482, $1,627 and $6,664 for 1993, 1992 and 1991, respectively. The accrued pension liability related to the unfunded supplemental executive retirement plans in the consolidated balance sheet (principally classified as long-term) was $9,994 and $6,890 at December 31, 1993 and 1992, respectively. The weighted average discount rate and rate of increase in future compensation levels used in determining actuarial present value of the projected benefit obligations were 6.1% and 6.0% in 1993, 8.1% and 6.0% in 1992 and 8.3% and 5.5% in 1991.

In 1991, Bally's Park Place and one of its executives entered into an agreement to terminate the executive's participation in a noncontributory supplemental executive retirement plan sponsored by the subsidiary. Pursuant to this agreement, the subsidiary agreed to pay the executive $27,600 over five years. The subsidiary recorded the settlement in an amount equal to the net present value of the required payments. No charge against operations in 1991 was required, as the subsidiary had fully accrued in prior years the value of this settlement as part of its pension liability. The net present value of the remaining payments under this termination agreement was $16,042 at December 31, 1992. On January 8, 1993, Bally and Bally's Park Place entered into a retirement and separation agreement with this executive which, among other things, reduced the remaining amount payable under the termination agreement to $13,500, which Bally's Park Place paid on such date.

Certain employees of the Company's casinos are covered by union-sponsored, collectively bargained, multiemployer defined benefit pension plans. The contributions and charges to expense for these plans were $1,314, $942 and $915 in 1993, 1992 and 1991, respectively.

COMMITMENTS AND CONTINGENCIES

LEASES

Minimum future rent payments totalling $918,254 under commitments for noncancellable operating leases with initial terms in excess of one year in effect at December 31, 1993, principally for fitness center facilities, are payable $77,874, $76,204, $73,493, $72,017 and $70,073 in 1994 through 1998 and
$548,593 thereafter. Rent expense was $80,514, $74,891 and $74,046 for 1993,
1992 and 1991, respectively.

LITIGATION

Several purported derivative actions originally filed against Bally and certain of its current and former directors and officers have been consolidated. The consolidated complaint seeks, among other things, unspecified damages and compensatory and punitive damages and costs in connection with allegations of breach of fiduciary duty, corporate mismanagement, and waste of corporate assets in connection with certain actions including, among others, payment of compensation, certain acquisitions by Bally, the dissemination of allegedly materially false and misleading information, the proposed restructuring of debt, and a subsidiary's allegedly discriminatory practices. The Company is also involved in various other matters of litigation as both plaintiff and defendant. Management believes, based upon the advice of its counsel, that the ultimate disposition of these matters will not have a materially adverse effect on the Company's consolidated financial statements.

DISCONTINUED OPERATIONS

In September 1993, the Company disposed of its remaining 1,752,400 shares of Gaming common stock pursuant to stock exchange agreements. This disposition, including the recognition of previously deferred cumulative translation adjustment credits of $2,506, resulted in a net gain of $6,215, including an income tax benefit of $1,452. The income tax benefit resulted from the utilization of tax loss carryforwards to offset taxable income arising from this disposition of

- --------------------------------------------------------------------------------
BALLY MANUFACTURING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

Gaming common stock, and is included in income from discontinued operations. In 1992 and 1991, the Company sold 4,547,600 shares and 3,000,000 shares, respectively, of Gaming common stock it owned in public offerings and received net proceeds of $51,243 and $33,300, respectively, which, including the recognition of previously deferred cumulative translation adjustment credits of $7,922 and $4,263, respectively, resulted in a net gain of $6,706 and $5,219, respectively, net of income taxes of $8,529 and $3,807, respectively, and other related costs. As a result of the Company's disposal of its investment in Gaming, the consolidated financial statements reflect Gaming as a discontinued operation. Income from discontinued operations in 1992 and 1991 also includes equity in earnings of Gaming of $2,879 and $4,644, respectively. Gaming's revenues in 1992 and 1991 were $163,781 and $153,648, respectively.

Also in 1991, the Company sold the assets of its Life Fitness, Inc. computerized fitness equipment business and Scientific Games, Inc. lottery business in separate transactions for a total consideration of approximately $100,000, of which approximately $69,500 was paid in cash and the remainder was paid in the form of a new issue of one of the purchaser's debt securities. These sales resulted in a net gain of $18,010, net of income taxes of $18,172 and other related costs. The Company subsequently exchanged substantially all of the purchaser's debt securities received by the Company in connection with one of the sales and 800,000 shares of Common Stock with a third party for approximately $48,400 principal amount of public debt securities of Bally and one of its subsidiaries that were held by the third party, which resulted in an extraordinary gain of $10,800, net of income taxes of $4,800 and other related costs. See "Extraordinary items." The income from operations of these businesses has also been reflected as discontinued operations in the consolidated financial statements. Sales and income from operations of these businesses totalled $126,481 and $5,290 (after income taxes of $4,297), respectively, prior to their disposal dates in 1991.

INDUSTRY SEGMENTS

The Company operates in two segments: (i) Casinos -- includes the operation of two casino hotels in Atlantic City, New Jersey, a casino resort in Las Vegas, Nevada and a dockside gaming facility in Tunica, Mississippi; and (ii) Fitness centers -- includes the operation of 339 fitness centers. Revenues and assets of operations outside the United States are insignificant.

During 1991, Bally began allocating its corporate overhead (including executive salaries and benefits, public company reporting costs and other corporate headquarters' costs) to its subsidiaries. Bally's method for allocating costs to its subsidiaries is designed to apportion its costs to its subsidiaries based upon many subjective factors including size of operations and extent of Bally's oversight requirements. The allocations by Bally to its subsidiaries for 1993, 1992 and 1991 totalled $8,732, $9,591 and $9,175, respectively.

- --------------------------------------------------------------------------------
BALLY MANUFACTURING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

               INDUSTRY SEGMENTS (CONTINUED)                     1993          1992          1991
- ----------------------------------------------------------------------------------------------------
Revenues:
  Casinos..................................................   $  619,188    $  552,839    $  536,236
  Fitness centers..........................................      694,752       741,891       720,373
  Corporate................................................        8,047         2,488         8,035
  Intersegment eliminations and other......................       (1,890)         (216)       (2,132)
                                                              ----------    ----------    ----------
          Consolidated revenues............................   $1,320,097    $1,297,002    $1,262,512
                                                              ----------    ----------    ----------
                                                              ----------    ----------    ----------
Operating income (loss):
  Casinos..................................................   $  104,445    $   92,022    $   83,262
  Fitness centers..........................................          847        23,149        (4,368)
  Corporate................................................        2,295        (4,211)      (14,359)
  Intersegment eliminations and other......................        1,553           245        (3,942)
                                                              ----------    ----------    ----------
          Consolidated operating income....................      109,140       111,205        60,593
  Interest expense.........................................     (129,750)     (126,060)     (158,482)
                                                              ----------    ----------    ----------
          Loss from continuing operations before
            income taxes and minority interests............   $  (20,610)   $  (14,855)   $  (97,889)
                                                              ----------    ----------    ----------
                                                              ----------    ----------    ----------
Identifiable assets:
  Casinos..................................................   $1,566,578    $  944,583    $  969,303
  Fitness centers..........................................      928,574       954,319     1,013,045
  Corporate................................................       57,382        20,724        29,148
  Investment in discontinued operations....................                     17,166        56,542
  Intersegment eliminations and other......................      (12,887)      (12,156)      (17,896)
                                                              ----------    ----------    ----------
          Consolidated identifiable assets.................   $2,539,647    $1,924,636    $2,050,142
                                                              ----------    ----------    ----------
                                                              ----------    ----------    ----------
Capital expenditures:
  Casinos..................................................   $   70,824    $   18,931    $   13,368
  Fitness centers..........................................       34,940        22,511        27,581
  Corporate................................................                                      111
  Intersegment eliminations and other......................           71        (1,290)       (2,003)
                                                              ----------    ----------    ----------
          Consolidated capital expenditures................   $  105,835    $   40,152    $   39,057
                                                              ----------    ----------    ----------
                                                              ----------    ----------    ----------
Depreciation and amortization:
  Casinos..................................................   $   54,149    $   47,173    $   46,897
  Fitness centers..........................................       62,325        60,553        59,643
  Corporate................................................          644         3,170         5,321
  Intersegment eliminations and other......................       (3,294)       (1,954)       (2,832)
                                                              ----------    ----------    ----------
          Consolidated depreciation and amortization.......   $  113,824    $  108,942    $  109,029
                                                              ----------    ----------    ----------
                                                              ----------    ----------    ----------

- --------------------------------------------------------------------------------
BALLY MANUFACTURING CORPORATION
SUPPLEMENTARY DATA
QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

                                                                                 Quarters ended
                                               -----------------------------------------------------------------------------------
                                                   March 31               June 30            September 30           December 31
                                               -----------------     -----------------     -----------------     -----------------
                                                1993       1992       1993       1992       1993       1992       1993       1992
                                               ------     ------     ------     ------     ------     ------     ------     ------
                                               (In millions, except per share data)
Revenues.....................................  $335.0     $331.8     $327.9     $332.2     $332.4     $333.4     $324.8     $299.6
Operating income (loss)......................    38.2       37.5       33.7       36.4       38.5       35.3       (1.3)       2.0
Income (loss) from continuing operations.....     3.8        2.7        2.4        3.1        (.3)       1.4      (21.9)     (16.2)
Income from discontinued operations..........                1.2                   1.1        6.2        7.2                    .1
Income (loss) before extraordinary items and
  cumulative effect on prior years of change
  in accounting for income taxes.............     3.8        3.9        2.4        4.2        5.9        8.6      (21.9)     (16.1)
Extraordinary gain (loss)....................    (8.1)        .6                                         9.2        (.4)       1.4
Cumulative effect on prior years of change in
  accounting for income taxes................   (28.2)
Net income (loss)............................   (32.5)       4.5        2.4        4.2        5.9       17.8      (22.3)     (14.7)
Per common and common equivalent share:
  Income (loss) from continuing operations...  $  .07     $  .05     $  .04     $  .06     $ (.02)    $  .02     $ (.48)    $ (.37)
  Income from discontinued operations........                .03                   .03        .13        .18
  Extraordinary gain (loss)..................    (.18)       .02                                         .23       (.01)       .03
  Cumulative effect on prior years of change
    in accounting for income taxes...........    (.61)
  Net income (loss)..........................    (.72)       .10        .04        .09        .11        .43       (.49)      (.34)

- ---------------

NOTES:

1. The quarterly consolidated financial information reflects Bally Gaming International, Inc. ("Gaming") as a discontinued operation as a result of the Company's disposition of its remaining investment in September 1993.

2. Income from continuing operations for the quarters ended March 31 and June 30, 1993 includes gains of $.2 million and $.2 million, respectively, resulting from market purchases of the Company's public debt for sinking fund requirements.

3. Loss from continuing operations for the quarter ended September 30, 1993 includes a charge of $1.7 million ($.04 per share) as a result of applying the change in the U.S. statutory tax rate from 34% to 35% to deferred tax balances.

4. Loss from continuing operations for the quarter ended December 31, 1993 includes a charge of $1.9 million ($.04 per share) for the amortization of pre-opening costs associated with Bally's Saloon and Gambling Hall which commenced operations in December 1993.

5. Income from discontinued operations for the quarter ended September 30, 1993 represents a gain from the sale of Gaming common stock.

 6. The extraordinary losses for the quarters ended March 31 and December 31, 1993 are due to early redemptions of debt.

 7. The cumulative effect on prior years of change in accounting for income taxes for the quarter ended March 31, 1993 is a result of the Company changing its method of accounting for income taxes (effective January 1, 1993) as required by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." As permitted by SFAS No. 109, the Company elected to use the cumulative effect approach rather than to restate the financial statements of any prior years to apply the provisions of SFAS No. 109.

 8. Income from continuing operations for the quarters ended March 31 and September 30, 1992 includes gains of $2.5 million ($.07 per share) and $.4 million ($.01 per share), respectively, resulting from market purchases of the Company's public debt for sinking fund requirements.

 9. Income (loss) from continuing operations for the quarters ended March 31 and December 31, 1992 includes the elimination of litigation accruals relating to matters which were favorably settled amounting to $1.0 million ($.03 per share) and $1.2 million ($.03 per share), respectively.

- --------------------------------------------------------------------------------

10. Income from continuing operations for the quarter ended September 30, 1992 includes charges for professional fees related to the Company's reorganization of $3.2 million ($.08 per share) offset, in part, by a commission on the July 1992 sale by Bally's Grand, Inc. of the casino resort complex formerly known as "Bally's Reno" of $.7 million ($.02 per share).

11. Income from discontinued operations for the quarter ended September 30, 1992 includes a gain of $6.7 million ($.17 per share) from the sale of Gaming common stock.

12. The extraordinary gain for the quarter ended March 31, 1992 relates to the extinguishment of debt as a result of market purchases of the Company's public debt.

13. The extraordinary gains for the quarters ended September 30, 1992 and December 31, 1992 represent credits for the utilization of tax loss carryforwards.

14. The Company's operations are subject to seasonal factors.

- --------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Item 9 is inapplicable.

PART III

Part III, except for certain information relating to Executive Officers included in Part I, is omitted inasmuch as the Company intends to file with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 1993 a definitive proxy statement containing such information pursuant to Regulation 14A of the Securities Exchange Act of 1934 and such information shall be deemed to be incorporated herein by reference from the date of filing such document.

PART IV

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) 1. INDEX TO FINANCIAL STATEMENTS

                                     REFERENCE
                                     ---------
Report of independent auditors......      29
Consolidated balance sheet at
  December 31, 1993 and 1992........      30
For each of the three years in the
  period ended December 31, 1993:
     Consolidated statement of
       operations...................      32
     Consolidated statement of
       stockholders' equity.........      33
     Consolidated statement of cash
       flows........................      34
Notes to consolidated financial
  statements........................      36
Supplementary data:
     Quarterly consolidated
       financial information
       (unaudited)..................      51

(A) 2. INDEX TO FINANCIAL STATEMENT SCHEDULES

                                     REFERENCE
                                     ---------
Schedule II -- Amounts receivable
  from related parties and
  underwriters, promoters, and
  employees other than related
  parties for each of the three
  years in the period ended December
  31, 1993..........................     S-1
Schedule III -- Condensed financial
  information of registrant:
     Condensed balance sheet at
       December 31, 1993 and 1992...     S-2
     Condensed statement of
       operations for each of the
       three years in the period
       ended December 31, 1993......     S-3
     Condensed statement of cash
       flows for each of the three
       years in the period ended
       December 31, 1993............     S-4
     Notes to condensed financial
       information..................     S-5
Schedule V -- Property and equipment
  for each of the three years in the
  period ended December 31, 1993....     S-6
Schedule VI -- Accumulated
  depreciation and amortization of
  property and equipment for each of
  the three years in the period
  ended December 31, 1993...........     S-7
Schedule VIII -- Valuation and
  qualifying accounts for each of
  the three years in the period
  ended December 31, 1993...........     S-8
Schedule IX -- Short-term borrowings
  for each of the three years in the
  period ended December 31, 1993....     S-9
Schedule X -- Supplementary income
  statement information for each of
  the three years in the period
  ended December 31, 1993...........    S-10

All other schedules specified under Regulation S-X are omitted because they are not applicable, not required under the instructions or all information required is set forth in the Notes to consolidated financial statements.

- --------------------------------------------------------------------------------

(A) 3.  INDEX TO EXHIBITS

   *3.(i)-1   Restated Certificate of Incorporation of Bally, as amended (filed as an exhibit to
              Bally's Annual Report on Form 10-K, file no. 1-7244, for the fiscal year ended
              December 31, 1992).
   *3.(i)-2   Certificate of Designation, Preferences and Rights of Series B Junior Participating
              Preferred Stock, par value $1 per share, of Bally (filed as an exhibit to Bally's
              Annual Report on Form 10-K, file no. 1-7244, for the fiscal year ended December 31,
              1992).
   *3.(i)-3   Certificate of Designations, Preferences and Relative, Participating, Optional or
              other Rights of the Series D Convertible Exchangeable Preferred Stock, par value $1 per share, of Bally, as amended (filed as an exhibit to Bally's Annual Report on Form
              10-K, file no. 1-7244, for the fiscal year ended December 31, 1992).
  *3.(ii)     By-laws of Bally, as amended (filed as an exhibit to Bally's Annual Report on Form
              10-K, file no. 1-7244, for the fiscal year ended December 31, 1992).
  *4.(ii)-1   Registration Statement on Form 8-A dated July 24, 1975 (file no. 1-7244).
  *4.(ii)-2   Registration Statement on Form S-7 (registration no. 2-62399) filed September 19,
              1978 and Indenture dated as of September 15, 1978, between Bally and United States
              Trust Company of New York, as successor Trustee, filed as an exhibit thereto.
  *4.(ii)-3   Registration Statement on Form 8-A, as amended, relating to 6% Convertible
              Subordinated Debentures due 1998 of Bally (filed as an exhibit to Bally's Annual
              Report on Form 10-K, file no. 1-7244, for the fiscal year ended December 31, 1992).
  *4.(ii)-4   Registration Statement on Form S-16 (registration no. 2-75379) filed December 31,
              1981 and Indenture dated as of December 15, 1981, between Bally and United States
              Trust Company of New York, as successor Trustee, filed as an exhibit thereto.
  *4.(ii)-5   Registration Statement on Form 8-A, as amended, relating to 10% Convertible
              Subordinated Debentures due 2006 of Bally (filed as an exhibit to Bally's Annual
              Report on Form 10-K, file no. 1-7244, for the fiscal year ended December 31, 1992).
  *4.(ii)-6   Registration Statement on Form S-1 (registration no. 33-26464) filed August 24, 1989 and Indenture dated as of August 31, 1989 between Bally's Park Place Funding, Inc.,
              Bally's Park Place, Inc.(a Delaware corporation), Bally's Park Place, Inc. (a New
              Jersey corporation), Bally's Park Place Realty Co. and First Fidelity Bank, National
              Association, New Jersey, as Trustee, filed as an exhibit thereto.
  *4.(ii)-7   Registration Statement on Form S-1 (registration no. 33-52868) filed January 15, 1993 by Bally's Health & Tennis Corporation.
   4.(ii)-8   Indenture dated as of January 15, 1993 between Bally's Health & Tennis Corporation and Amalgamated Bank of Chicago, as Trustee.
  *4.(ii)-9   Registration Statement on Form 8-A dated December 11, 1986, relating to Preferred
              Stock Purchase Rights (file no. 1-7244).
  *4.(ii)-10  Registration Statement on Form S-1 (registration no. 33-65438) filed November 23,
              1993 and Indenture dated as of June 15, 1993 between Bally's Casino Holdings, Inc.
              and Amalgamated Bank of Chicago, as Trustee, filed as an exhibit thereto.
   4.(ii)-11  Amendment dated as of February 8, 1994 to Indenture between Bally's Casino Holdings,
              Inc. and Amalgamated Bank of Chicago, as Trustee.
  *4.(ii)-12  Registration Statement on Form S-1 (registration no. 33-51765) filed February 28,
              1994 by Bally's Park Place Funding, Inc. and Bally's Park Place, Inc. (a Delaware
              corporation).
   4.(ii)-13  Indenture dated as of March 8, 1994 among Bally's Park Place Funding, Inc., Bally's
              Park Place, Inc. (a Delaware corporation), Bally's Park Place, Inc. (a New Jersey corporation), Bally's Park Place Realty Co. and First Bank, National Association, as
              Trustee.
  *4.(ii)-14  Registration Statement on Form S-1 (registration no. 33-59660) filed May 11, 1993 by
              GNF, CORP. and GNAC, CORP. and Indenture dated as of March 10, 1993 between GNF,
              CORP., GNAC, CORP., GNOC, CORP. and Amalgamated Bank of Chicago, as Trustee (filed as an exhibit to Bally's Annual Report on Form 10-K, file no. 1-7244, for the fiscal year ended December 31, 1992).
  *4.(ii)-15  Registration Statement on Form S-1 (registration no. 33-74330) filed January 24, 1994 and Indenture dated as of December 15, 1993 between Bally's Grand, Inc. and
              Continental Bank, National Association, as Trustee, filed as an exhibit thereto.
  *10.(i)-1   Agreement dated September 11, 1990, between Bally and Nugget Partners, L.P. (filed as an exhibit to Bally's Annual Report on Form 10-K, file no. 1-7244, for the fiscal year ended December 31, 1990).
  *10.(i)-2   Amended and Restated Intercorporate Agreement dated as of July 8, 1992, between Bally and Bally Gaming International, Inc. (filed as an exhibit to Bally's Annual Report on
              Form 10-K, file no. 1-7244, for the fiscal year ended December 31, 1992).

- --------------------------------------------------------------------------------

  *10.(i)-3   Agreement dated January 8, 1993, between Bally and Bally Gaming International, Inc.
              (filed as an exhibit to Bally's Annual Report on Form 10-K, file no. 1-7244, for the fiscal year ended December 31, 1992).
  *10.(i)-4   Amended and Restated Credit Agreement dated as of January 25, 1993 among Bally's
              Health & Tennis Corporation and a group of banks with Chemical Bank, as agent (filed as an exhibit to Bally's Annual Report on Form 10-K, file no. 1-7244, for the fiscal year ended December 31, 1992).
  *10.(i)-5   First Amendment dated as of February 24, 1993 to the Amended and Restated Credit
              Agreement dated as of January 25, 1993 among Bally's Health & Tennis Corporation and a group of banks with Chemical Bank, as agent (filed as an exhibit to Bally's
              Quarterly Report on Form 10-Q, file no. 1-7244, for the quarter ended September 30,
              1993).
  *10.(i)-6   Second Amendment dated as of September 30, 1993 to the Amended and Restated Credit
              Agreement dated as of January 25, 1993 among Bally's Health & Tennis Corporation and a group of banks with Chemical Bank, as agent (filed as an exhibit to Bally's
              Quarterly Report on Form 10-Q, file no. 1-7244, for the quarter ended September 30,
              1993).
*10.(iii)-1   1985 Stock Option and Stock Appreciation Right Plan of Bally Manufacturing
              Corporation, effective February 22, 1985 (filed as an exhibit to Bally's Annual
              Report on Form 10-K, file no. 1-7244, for the fiscal year ended December 31, 1985).
*10.(iii)-2   First Amendment to the 1985 Stock Option and Stock Appreciation Right Plan of Bally
              Manufacturing Corporation, effective as of January 1, 1987 (filed as an exhibit to
              Bally's Annual Report on Form 10-K, file no. 1-7244, for the fiscal year ended
              December 31, 1986).
*10.(iii)-3   Second Amendment to the 1985 Stock Option and Stock Appreciation Right Plan of Bally
              Manufacturing Corporation, effective December 9, 1988 (filed as an exhibit to Bally's
              Annual Report on Form 10-K, file no. 1-7244, for the fiscal year ended December 31,
              1988).
*10.(iii)-4   1989 Incentive Plan of Bally Manufacturing Corporation, effective March 9, 1989
              (filed as an exhibit to Bally's Annual Report on Form 10-K, file no. 1-7244, for the fiscal year ended December 31, 1989).
 10.(iii)-5   Amendment to 1989 Incentive Plan of Bally Manufacturing Corporation effective June
              16, 1992.
 10.(iii)-6   Bally's Executive Medical Plan, underwritten by the Travelers Insurance Company, effective January 1, 1992.
 10.(iii)-7   Bally's Executive Medical Plan, underwritten by Connecticut General Life Insurance
              Company, effective January 1, 1994.
*10.(iii)-8   Employment Agreement effective as of November 1, 1990, between Bally and Arthur M.
              Goldberg (filed as an exhibit to Bally's Annual Report on Form 10-K, file no. 1-7244, for the fiscal year ended December 31, 1990).
*10.(iii)-9   First Amendment to Employment Agreement effective as of November 1, 1991, between
              Bally and Arthur M. Goldberg (filed as an exhibit to Bally's Annual Report on Form
              10-K, file no. 1-7244, for the fiscal year ended December 31, 1992).
 10.(iii)-10  Second Amendment to Employment Agreement dated as of September 29, 1993, between
              Bally and Arthur M. Goldberg.
*10.(iii)-11  Award Agreements dated as of July 9, 1991, between Bally and Arthur M. Goldberg
              (filed as an exhibit to Bally's Annual Report on Form 10-K, file no. 1-7244, for the fiscal year ended December 31, 1992).
*10.(iii)-12  Amended and Restated Award Agreement dated as of March 25, 1992, between Bally and
              Arthur M. Goldberg (filed as an exhibit to Bally's Annual Report on Form 10-K, file
              no. 1-7244, for the fiscal year ended December 31, 1992).
*10.(iii)-13  Split-Dollar Life Insurance Agreement and Collateral Assignment by and between Bally and Veronica Goldberg and Richard B. Neff, as trustees of the Arthur M. Goldberg 1989
              Irrevocable Trust dated November 14, 1989 (filed as an exhibit to Bally's Annual
              Report on Form 10-K, file no. 1-7244, for the fiscal year ended December 31, 1991).
*10.(iii)-14  Option Agreement dated as of October 25, 1991, between Bally and Arthur M. Goldberg
              (filed as an exhibit to Bally's Annual Report on Form 10-K, file no. 1-7244, for the fiscal year ended December 31, 1991).
*10.(iii)-15  Amended and Restated Employment Agreement effective as of November 12, 1991, between
              Bally, Bally's Health & Tennis Corporation and Lee S. Hillman (filed as an exhibit to
              Bally's Annual Report on Form 10-K, file no. 1-7244, for the fiscal year ended
              December 31, 1991).
 10.(iii)-16  Second Amendment to Employment Agreement effective as of December 8, 1993, between
              Bally, Bally's Health & Tennis Corporation and Lee S. Hillman.

- --------------------------------------------------------------------------------

*10.(iii)-17  Employment Agreement effective as of July 1, 1992, between Bally and Robert G.
              Conover (filed as an exhibit to Bally's Casino Holdings, Inc.'s Registration
              Statement on Form S-1, registration no. 33-65438, filed November 23, 1993).
*10.(iii)-18  Employment Agreement effective as of July 6, 1992, between Bally and John W. Dwyer
              (filed as an exhibit to Bally's Annual Report on Form 10-K, file no. 1-7244, for the fiscal year ended December 31, 1992).
*10.(iii)-19  Employment Agreement effective as of January 1, 1993, between Bally, Bally's Health &
              Tennis Corporation and Harold Morgan (filed as an exhibit to Bally's Annual Report on
              Form 10-K, file no. 1-7244, for the fiscal year ended December 31, 1992).
*10.(iii)-20  Letter Agreement dated March 17, 1991, between Bally and Bernard J. Murphy (filed as an exhibit to Bally's Annual Report on Form 10-K, file no. 1-7244, for the fiscal year ended December 31, 1991).
 10.(iii)-21  Employment Agreement effective as of July 28, 1993, between Bally and Jerry W.
              Thornburg.
*10.(iii)-22  Employment Agreement effective as of January 1, 1993, between Bally and Wallace R.
              Barr (filed as an exhibit to Bally's Casino Holdings, Inc.'s Registration Statement
              on Form S-1, registration no. 33-65438, filed November 23, 1993).
*10.(iii)-23  Employment Agreement effective as of January 1, 1992, between Bally's Health & Tennis
              Corporation and Michael G. Lucci, Sr. (filed as an exhibit to Bally's Health & Tennis
              Corporation's Registration Statement on Form S-1, registration no. 33-52868, filed
              January 15, 1993).
*10.(iii)-24  Employment Agreement dated April 6, 1983, between Health & Tennis Corporation of
              America and Donahue L. Wildman (filed as an exhibit to Bally's Annual Report on Form
              10-K, file no. 1-7244, for the fiscal year ended December 31, 1988).
*10.(iii)-25  Supplemental Agreement dated July 24, 1985, among Bally, Donahue L. Wildman, Roy
              Zurkowski and Bally's Health & Tennis Corporation (filed as an exhibit to Bally's
              Annual Report on Form 10-K, file no. 1-7244, for the fiscal year ended December 31,
              1988).
*10.(iii)-26  Extension Agreement dated June 27, 1986, between Health & Tennis Corporation of
              America, Bally's Health & Tennis Corporation and Donahue L. Wildman (filed as an exhibit to Bally's Annual Report on Form 10-K, file no. 1-7244, for the fiscal year ended December 31, 1988).
*10.(iii)-27  Amendment to Employment Agreement dated April 12, 1990, between Bally, Bally's Health
              & Tennis Corporation, Health & Tennis Corporation of America and Donahue L. Wildman
              (filed as an exhibit to Bally's Annual Report on Form 10-K, file no. 1-7244, for the fiscal year ended December 31, 1990).
 10.(iii)-28  Consulting Agreement dated September 30, 1993, between Bally's Health & Tennis
              Corporation and Donahue L. Wildman.
*10.(iii)-29  Retirement and Separation Agreement dated January 8, 1993, between Bally and Richard
              Gillman (filed as an exhibit to Bally's Annual Report on Form 10-K, file no. 1-7244, for the fiscal year ended December 31, 1992).
*10.(iii)-30  Bally's Park Place, Inc. Supplemental Executive Retirement Plan, effective January 1,
              1987 (filed as an exhibit to Bally's Annual Report on Form 10-K, file no. 1-7244, for the fiscal year ended December 31, 1992).
       21     Listing of subsidiaries of Bally.
       23     Consent of Ernst & Young.

- ---------------
* Incorporated herein by reference as indicated.

- --------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BALLY MANUFACTURING CORPORATION

Dated: March 21, 1994                  By  /s/ ARTHUR M. GOLDBERG
                                           ------------------------------------
                                               Arthur M. Goldberg
                                               Chairman of the Board,
                                               Chief Executive Officer and
                                               President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. This Annual Report may be signed in multiple identical counterparts all of which, taken together, shall constitute a single document.

Dated: March 21, 1994                          /s/ ARTHUR M. GOLDBERG
                                                  -----------------------------------------------
                                                   Arthur M. Goldberg
                                                   Chairman of the Board, Chief Executive Officer and
                                                   President (Principal Executive Officer)

Dated: March 21, 1994                          /s/ LEE S. HILLMAN
                                                  -----------------------------------------------
                                                   Lee S. Hillman
                                                   Executive Vice President, Chief Financial Officer
                                                   and Treasurer (Principal Financial Officer)

Dated: March 21, 1994                          /s/ JOHN W. DWYER
                                                  -----------------------------------------------
                                                   John W. Dwyer
                                                   Vice President and Corporate Controller
                                                   (Principal Accounting Officer)

Dated: March 21, 1994                          /s/ GEORGE N. ARONOFF
                                                  -----------------------------------------------
                                                   George N. Aronoff
                                                   Director

Dated: March 21, 1994                          /s/ BARRIE K. BRUNET
                                                  -----------------------------------------------
                                                   Barrie K. Brunet
                                                   Director

Dated: March 21, 1994                          /s/ EDWIN M. HALKYARD
                                                  -----------------------------------------------
                                                   Edwin M. Halkyard
                                                   Director

Dated: March 21, 1994                          /s/ J. KENNETH LOOLOIAN
                                                  -----------------------------------------------
                                                   J. Kenneth Looloian
                                                   Director

Dated: March 21, 1994                          /s/ ROCCO J. MARANO
                                                  -----------------------------------------------
                                                   Rocco J. Marano
                                                   Director

Dated: March 21, 1994                          /s/ PATRICK L. O'MALLEY
                                                  -----------------------------------------------
                                                   Patrick L. O'Malley
                                                   Director

Dated: March 21, 1994                          /s/ JAMES M. ROCHFORD
                                                  -----------------------------------------------
                                                   James M. Rochford
                                                   Director

- --------------------------------------------------------------------------------
BALLY MANUFACTURING CORPORATION
SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
               PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
               YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
               (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                                   Balance at
                                      Balance                                     end of period
                                        at                                     -------------------
                                     beginning                    Amount                    Non-
          Name of debtor             of period     Additions     collected     Current     current
- --------------------------------------------------------------------------------------------------
1993:
  Darrell A. Luery.................    $    --       $   125       $    50      $   75      $   --
                                     ---------     ---------     ---------     -------     -------
                                     ---------     ---------     ---------     -------     -------
1992:
  Neil Jenkins.....................    $    --       $   174       $   174      $   --      $   --
                                     ---------     ---------     ---------     -------     -------
                                     ---------     ---------     ---------     -------     -------
1991:
  None

- ---------------

NOTE:

Amounts are exclusive of accrued interest.

- --------------------------------------------------------------------------------
BALLY MANUFACTURING CORPORATION
SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                CONDENSED BALANCE SHEET (PARENT COMPANY ONLY)
                DECEMBER 31, 1993 AND 1992
                (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      1993         1992
- -----------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and equivalents..........................................    $ 43,516     $  1,314
  Note receivable from a subsidiary.............................      12,563
  Receivables --
     Subsidiaries...............................................       4,080        5,523
     Other......................................................         116        2,013
  Deferred income taxes.........................................                    8,315
  Other current assets..........................................         657        7,189
                                                                    --------     --------
          Total current assets..................................      60,932       24,354
Investments in subsidiaries related to continuing operations....     463,585      558,552
Investment in discontinued operations...........................                   17,166
Deferred income taxes...........................................      69,884        5,188
Other assets....................................................       8,065       16,799
                                                                    --------     --------
                                                                    $602,466     $622,059
                                                                    --------     --------
                                                                    --------     --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note payable to a subsidiary..................................    $  2,324     $  3,617
  Accounts payable..............................................         363          681
  Income taxes payable..........................................      35,098          351
  Deferred income taxes.........................................      10,892
  Deferred revenues.............................................       2,061          338
  Accrued liabilities...........................................      24,107       28,166
  Current maturities of long-term debt..........................       7,587        3,204
                                                                    --------     --------
          Total current liabilities.............................      82,432       36,357
Long-term debt, less current maturities.........................      96,382      106,687
Long-term payables to subsidiaries..............................      39,363       46,860
Other liabilities and deferred credits..........................      20,148       21,928
Stockholders' equity:
  Preferred stock, $1 par value: Authorized 30,000,000 shares --
     Series B Junior Participating: Authorized 800,000 shares;
       none issued..............................................
     Series D Convertible Exchangeable: Authorized 2,000,000
       shares; issued 694,497 shares; liquidation preference of
       $34,725..................................................         694          694
  Common stock, $.66  2/3 par value: Authorized 80,000,000
     shares; issued 46,986,313 and 46,095,761 shares............      31,325       30,731
  Capital in excess of par value................................     294,413      289,311
  Retained earnings.............................................      39,507       88,783
  Cumulative translation adjustments............................                    2,506
  Common stock in treasury, 109,956 shares at cost..............      (1,798)      (1,798)
                                                                    --------     --------
          Total stockholders' equity............................     364,141      410,227
                                                                    --------     --------
                                                                    $602,466     $622,059
                                                                    --------     --------
                                                                    --------     --------

See accompanying notes.

- --------------------------------------------------------------------------------
BALLY MANUFACTURING CORPORATION
SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- (CONTINUED)
                CONDENSED STATEMENT OF OPERATIONS (PARENT COMPANY ONLY)
                YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                     1993         1992         1991
- -----------------------------------------------------------------------------------------------------
Revenues:
  Interest --
     Subsidiaries................................................  $  1,457     $    105     $  1,009
     Other.......................................................       453          403        4,476
  Gain (loss) on the sale/contribution of subsidiary
     debentures..................................................                 (1,272)       1,272
  Other..........................................................     5,919        1,107        5,592
                                                                   --------     --------     --------
                                                                      7,829          343       12,349
Costs and expenses:
  General and administrative.....................................     5,752        6,714       17,668
  Interest --
     Subsidiaries................................................       298        1,223        9,342
     Other.......................................................     9,328       13,958       34,747
  Other, net.....................................................                    (16)       6,760
                                                                   --------     --------     --------
                                                                     15,378       21,879       68,517
                                                                   --------     --------     --------
Loss from continuing operations before income taxes and equity in
  net loss of subsidiaries related to continuing operations......    (7,549)     (21,536)     (56,168)
Income tax benefit...............................................    22,996       15,520       23,369
Equity in net loss of subsidiaries related to continuing
  operations.....................................................   (31,473)      (3,012)     (34,889)
                                                                   --------     --------     --------
Loss from continuing operations..................................   (16,026)      (9,028)     (67,688)
Equity in earnings and gains from dispositions of subsidiaries
  related to discontinued operations.............................     6,215        9,585       33,163
                                                                   --------     --------     --------
Income (loss) before extraordinary items and cumulative effect on
  prior years of change in accounting for income taxes...........    (9,811)         557      (34,525)
Extraordinary items:
  Equity in extraordinary items of subsidiaries..................    (8,490)                    1,224
  Gain on extinguishment of debt.................................                    612       54,829
  Credit for utilization of tax loss carryforwards...............                 10,605
Cumulative effect on prior years of change in accounting for
  income taxes...................................................    (6,535)
Equity in cumulative effect on prior years of change in
  accounting for income taxes of subsidiaries....................   (21,662)
                                                                   --------     --------     --------
Net income (loss)................................................  $(46,498)    $ 11,774     $ 21,528
                                                                   --------     --------     --------
                                                                   --------     --------     --------

See accompanying notes.

- --------------------------------------------------------------------------------
BALLY MANUFACTURING CORPORATION
SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT--(CONTINUED)
              CONDENSED STATEMENT OF CASH FLOWS (PARENT COMPANY ONLY)
              YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
              (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                           1993          1992           1991
- ---------------------------------------------------------------------------------------------------------------
OPERATING:
  Loss from continuing operations......................................  $ (16,026)    $  (9,028)    $  (67,688)
  Adjustments to reconcile to cash provided --
    Deferred income taxes..............................................    (44,292)      (14,266)       (20,479)
    Equity in net loss of subsidiaries related to continuing
      operations.......................................................     31,473         3,012         34,889
    Gain on repurchase of debt for sinking fund requirements...........       (596)         (598)        (6,785)
    Cash dividends from subsidiaries...................................     39,200
    Change in operating assets and liabilities.........................     27,966       (11,802)        34,886
    Other, net.........................................................        637         4,062          7,120
                                                                         ---------     ---------     ----------
           Cash provided by (used in) operating activities.............     38,362       (28,620)       (18,057)
INVESTING:
  Other, net...........................................................       (200)        3,090         (1,902)
                                                                         ---------     ---------     ----------
           Cash provided by (used in) investing activities.............       (200)        3,090         (1,902)
FINANCING:
  Debt transactions --
    Retirement of long-term debt.......................................     (2,496)      (32,304)      (106,735)
    Net change in receivables from and payables to subsidiaries........      5,946         4,707         52,049
    Debt issuance costs................................................                                  (2,470)
                                                                         ---------     ---------     ----------
         Cash provided by (used in) debt transactions..................      3,450       (27,597)       (57,156)
  Equity transactions --
    Proceeds from exercise of stock options............................        590           699
                                                                         ---------     ---------     ----------
           Cash provided by (used in) financing activities.............      4,040       (26,898)       (57,156)
DISCONTINUED OPERATIONS:
  Proceeds from disposal...............................................                   51,243         33,300
  Dividends received from discontinued operations and other, net.......                                  22,415
                                                                         ---------     ---------     ----------
           Cash provided by discontinued operations....................         --        51,243         55,715
                                                                         ---------     ---------     ----------
Increase (decrease) in cash and equivalents............................     42,202        (1,185)       (21,400)
Cash and equivalents, beginning of year................................      1,314         2,499         23,899
                                                                         ---------     ---------     ----------
Cash and equivalents, end of year......................................  $  43,516     $   1,314     $    2,499
                                                                         ---------     ---------     ----------
                                                                         ---------     ---------     ----------
SUPPLEMENTAL CASH FLOWS INFORMATION:
  Cash payments for interest and income taxes for continuing operations were as follows --
      Interest paid....................................................  $   2,442     $   9,878     $   15,830
      Income taxes paid (refunded).....................................      3,351        (3,696)        (2,196)
  Operating, investing and financing activities exclude the following non-cash activities --
      Acquisition of Bally's Grand, Inc. common stock in exchange for
         Bally Gaming International, Inc. common stock.................  $  18,838     $             $
      Receipt of promissory note in connection with sale of Bally's
         Grand, Inc. common stock to a subsidiary......................     22,533
      Forgiveness of income tax receivable from a subsidiary...........     15,000
      Sale of certain fitness-related assets to a subsidiary...........      8,525
      Transfer of a receivable from a subsidiary.......................     17,000
      Non-cash dividends from subsidiaries.............................                  122,000
      Issuance of common stock in satisfaction of preferred stock
         dividends, interest and other obligations.....................      4,190        34,710
      Securities exchanged for debt....................................                    5,491         16,355
      Exchange of exclusive gaming machines license for liability
         reduction.....................................................                    3,500
      Common stock issued upon conversion of preferred stock...........                                     680
      Stock option and benefit plan transactions.......................        500            98          3,878

See accompanying notes.

- --------------------------------------------------------------------------------
BALLY MANUFACTURING CORPORATION
SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT--(CONTINUED)
              NOTES TO CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)
              (ALL DOLLAR AMOUNTS IN THOUSANDS)

BASIS OF PRESENTATION

The accompanying condensed financial information of Bally Manufacturing Corporation ("Bally") includes the accounts of Bally, and on an equity basis, the subsidiaries which it controls. The accompanying condensed financial information should be read in conjunction with the consolidated financial statements of Bally.

LONG-TERM DEBT

                                                                              Long-term debt
                                                                           ---------------------
                                                                             1993         1992
- ------------------------------------------------------------------------------------------------
6% Convertible Subordinated Debentures due 1998..........................  $ 18,969     $ 21,556
10% Convertible Subordinated Debentures due 2006.........................    85,000       85,617
Other secured and unsecured obligations..................................                  2,718
                                                                           --------     --------
Total....................................................................   103,969      109,891
Current maturities of long-term debt.....................................    (7,587)      (3,204)
                                                                           --------     --------
Long-term debt, less current maturities..................................  $ 96,382     $106,687
                                                                           --------     --------
                                                                           --------     --------

Scheduled annual maturities of long-term debt for the five years after December 31, 1993 are $7,587, $7,587, $7,587, $7,587 and $13,621.

- --------------------------------------------------------------------------------
BALLY MANUFACTURING CORPORATION
SCHEDULE V -- PROPERTY AND EQUIPMENT
              YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
              (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                                    Other
                                     Balance at                                    changes       Balance
                                     beginning      Additions                       -- add        at end
            Description              of period       at cost       Retirements     (deduct)     of period
- ----------------------------------------------------------------------------------------------------------
1993:
  Property and equipment --
     Land..........................  $  173,015      $    306        $    19       $68,100      $  241,402
     Buildings and leasehold
       improvements................   1,246,190        52,031          4,453       277,365       1,571,133
     Equipment, furniture and
       fixtures....................     346,370        53,498         24,263        44,073         419,678
                                     ----------     ----------     -----------     --------     ----------
                                     $1,765,575      $105,835        $28,735       $389,538     $2,232,213
                                     ----------     ----------     -----------     --------     ----------
                                     ----------     ----------     -----------     --------     ----------
1992:
  Property and equipment --
     Land..........................  $  173,015      $               $             $            $  173,015
     Buildings and leasehold
       improvements................   1,236,426        21,530          7,070        (4,696 )     1,246,190
     Equipment, furniture and
       fixtures....................     342,030        18,622         23,255         8,973         346,370
                                     ----------     ----------     -----------     --------     ----------
                                     $1,751,471      $ 40,152        $30,325       $ 4,277      $1,765,575
                                     ----------     ----------     -----------     --------     ----------
                                     ----------     ----------     -----------     --------     ----------
1991:
  Property and equipment --
     Land..........................  $  173,568      $     20        $   575       $     2      $  173,015
     Buildings and leasehold
       improvements................   1,245,698        19,595         25,887        (2,980 )     1,236,426
     Equipment, furniture and
       fixtures....................     331,422        19,442         11,296         2,462         342,030
                                     ----------     ----------     -----------     --------     ----------
                                     $1,750,688      $ 39,057        $37,758       $  (516 )    $1,751,471
                                     ----------     ----------     -----------     --------     ----------
                                     ----------     ----------     -----------     --------     ----------

- ---------------

NOTES:
(a) Other changes include $372,792 and $4,289 arising from acquisitions of businesses in 1993 and 1992, respectively, an adjustment of $16,061 due to temporary differences resulting from the implementation of SFAS No. 109 in 1993 and reclassifications between categories in each of the years.

(b) Depreciable lives are equal to the estimated economic lives of the related assets and the terms of the applicable leases for leasehold improvements. Depreciation is provided principally on the straight-line method over depreciable lives ranging from two to forty years.

- --------------------------------------------------------------------------------
BALLY MANUFACTURING CORPORATION
SCHEDULE VI -- ACCUMULATED DEPRECIATION AND
               AMORTIZATION OF PROPERTY AND EQUIPMENT
               YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
               (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                      Balance      Additions                       Other
                                        at         charged to                     changes       Balance
                                     beginning     costs and                       -- add       at end
            Description              of period      expenses      Retirements     (deduct)     of period
- --------------------------------------------------------------------------------------------------------
1993:
  Property and equipment --
     Buildings and leasehold
       improvements................  $338,103       $ 58,401        $ 4,790       $ 3,627      $ 395,341
     Equipment, furniture and
       fixtures....................   227,261         38,544         23,558         2,487        244,734
                                     ---------     ----------     -----------     --------     ---------
                                     $565,364       $ 96,945        $28,348       $ 6,114      $ 640,075
                                     ---------     ----------     -----------     --------     ---------
                                     ---------     ----------     -----------     --------     ---------
1992:
  Property and equipment --
     Buildings and leasehold
       improvements................  $289,447       $ 55,339        $ 6,630       $   (53 )    $ 338,103
     Equipment, furniture and
       fixtures....................   213,333         36,225         22,357            60        227,261
                                     ---------     ----------     -----------     --------     ---------
                                     $502,780       $ 91,564        $28,987       $     7      $ 565,364
                                     ---------     ----------     -----------     --------     ---------
                                     ---------     ----------     -----------     --------     ---------
1991:
  Property and equipment --
     Buildings and leasehold
       improvements................  $255,718       $ 58,452        $20,969       $(3,754 )    $ 289,447
     Equipment, furniture and
       fixtures....................   191,101         30,313         10,947         2,866        213,333
                                     ---------     ----------     -----------     --------     ---------
                                     $446,819       $ 88,765        $31,916       $  (888 )    $ 502,780
                                     ---------     ----------     -----------     --------     ---------
                                     ---------     ----------     -----------     --------     ---------

- ---------------

NOTE:

Other changes include $3,876 arising from the acquisition of a business in 1993, $2,342 due to temporary differences resulting from the implementation of SFAS No. 109 in 1993 and reclassifications between categories in each of the years.

- --------------------------------------------------------------------------------
BALLY MANUFACTURING CORPORATION
SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS
               YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
               (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                          Additions
                                                    ---------------------
                                       Balance      Charged
                                          at           to        Charged
                                       beginning     costs          to                      Balance
                                          of          and         other                     at end
            Description                 period      expenses     accounts     Deductions   of period
- ----------------------------------------------------------------------------------------------------
1993:
  Allowance for doubtful
     receivables and
     cancellations.................    $ 97,786     $ 74,740     $110,364     $197,701     $  85,189
                                       --------     --------     --------     --------     ---------
                                       --------     --------     --------     --------     ---------
1992:
  Allowance for doubtful
     receivables and
     cancellations.................    $ 99,363     $117,344     $127,981     $246,902     $  97,786
                                       --------     --------     --------     --------     ---------
                                       --------     --------     --------     --------     ---------
1991:
  Allowance for doubtful
     receivables and
     cancellations.................    $174,186     $125,477     $108,447     $308,747     $  99,363
                                       --------     --------     --------     --------     ---------
                                       --------     --------     --------     --------     ---------

- ---------------

NOTES:

(a) Additions charged to accounts other than costs and expenses consist of the following:

                                                                           1993         1992         1991
    ------------------------------------------------------------------------------------------------------
    Charged to revenues...........................................     $110,044     $127,652     $ 108,445
    Acquisitions..................................................          257          326
    Other.........................................................           63            3             2
                                                                       --------     --------     ---------
                                                                       $110,364     $127,981     $ 108,447
                                                                       --------     --------     ---------
                                                                       --------     --------     ---------

(b) Deductions include write-offs of uncollectible amounts, net of recoveries. In addition, for 1992 the allowance for doubtful receivables and cancellations also includes reclassifications of amounts ($7,040) previously reported as unearned finance charges that represent the portion of balances estimated to be related to uncollectible amounts.

- --------------------------------------------------------------------------------
BALLY MANUFACTURING CORPORATION
SCHEDULE IX--SHORT-TERM BORROWINGS
             YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
             (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                      Weighted        Maximum        Average     Weighted
                                                       average         amount         amount      average
                                        Balance       interest       outstanding   outstanding  interest rate
       Category of aggregate            at end       rate at end     during the     during the    during the
       short-term borrowings           of period      of period        period          period       period
- -------------------------------------------------------------------------------------------------------------
Notes payable:
  1993.............................          --            --               --            --            --
                                       ---------     -----------     ----------     ----------       -----
  1992.............................          --            --         $  3,459        $  577          6.5%
                                       ---------     -----------     ----------     ----------       -----
  1991.............................      $3,459          8.4%         $ 15,414        $7,693          8.4%
                                       ---------     -----------     ----------     ----------       -----

- ---------------

NOTE:

The average amount outstanding during 1992 and 1991 was computed by averaging the month-end balances during the year. The weighted average interest rate during 1992 and 1991 was computed by dividing interest expense by the weighted average amount of short-term borrowings outstanding.

- --------------------------------------------------------------------------------
BALLY MANUFACTURING CORPORATION
SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION
            YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
            (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                     Charged to costs and expenses
                                                                    -------------------------------
                              Item                                   1993        1992        1991
- ---------------------------------------------------------------------------------------------------
Maintenance and repairs.........................................    $55,159     $51,939     $47,886
                                                                    -------     -------     -------
                                                                    -------     -------     -------
Amortization of intangible and other assets.....................    $17,020..   $17,180     $20,378
                                                                    -------     -------     -------
                                                                    -------     -------     -------
Taxes other than payroll and income taxes:
  State gaming taxes............................................    $43,214     $39,517     $37,216
  Real estate and personal property taxes.......................     38,380      37,241      35,779
  Other, net....................................................      1,346       2,109        (815)
                                                                    -------     -------     -------
                                                                    $82,940     $78,867     $72,180
                                                                    -------     -------     -------
                                                                    -------     -------     -------
Advertising.....................................................    $62,134     $62,026     $69,084
                                                                    -------     -------     -------
                                                                    -------     -------     -------

- ---------------

NOTE:

Royalties are not shown as they are less than one percent of consolidated revenues in all years presented.