Form 10-Q
period 1994-03-31
BALLY MANUFACTURING CORP
filed 1994-05-16
CIK 9435

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended March 31, 1994


                                  or


[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


                   Commission file number:  1-7244



                    BALLY MANUFACTURING CORPORATION
        (Exact name of registrant as specified in its charter)


              Delaware                         36-2512405
   (State or other jurisdiction of         (I.R.S. Employer
   incorporation or organization)          Identification No.)



8700 West Bryn Mawr Avenue, Chicago, Illinois      60631
  (Address of principal executive offices)       (Zip Code)



Registrant's telephone number, including area code:  (312) 399-1300


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes:   X       No:



As of April 29, 1994, 46,896,759 shares of the registrant's Common Stock, par value $.66-2/3, were outstanding.

                    BALLY MANUFACTURING CORPORATION

                                 INDEX


                                                                 PAGE
                                                               NUMBER
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial statements:

    Condensed consolidated balance sheet at March 31, 1994
      (unaudited) and December 31, 1993 . . . . . . . . . . .       1

    Condensed consolidated statement of operations
      (unaudited)
         Three months ended March 31, 1994 and 1993 . . . . .       2

    Condensed consolidated statement of stockholders'
      equity (unaudited)
         Three months ended March 31, 1994. . . . . . . . . .       3

    Condensed consolidated statement of cash flows
      (unaudited)
         Three months ended March 31, 1994 and 1993 . . . . .   4 - 5

    Notes to condensed consolidated financial statements
      (unaudited) . . . . . . . . . . . . . . . . . . . . . .   6 -10

  Item 2.  Management's discussion and analysis of
    financial condition and results of operations . . . . . .  11 -19


PART II.  OTHER INFORMATION


  Item 1.  Legal proceedings. . . . . . . . . . . . . . . . .      20

  Item 6.  Exhibits and reports on Form 8-K . . . . . . . . .      20


SIGNATURE PAGE. . . . . . . . . . . . . . . . . . . . . . . .      21

Bally Manufacturing Corporation
CONDENSED CONSOLIDATED BALANCE SHEET
                                                March 31  December 31
                                                    1994         1993
                                             (unaudited)
- - ---------------------------------------------------------------------
                                                       (In thousands)

                   ASSETS
Current assets:
  Cash and equivalents. . . . . . . . . . . . $  196,403   $  203,058
  Receivables, less allowance for doubtful
    accounts ($58,351 and $53,798). . . . . .    197,917      201,719
  Other current assets. . . . . . . . . . . .     34,125       33,649
                                              ----------   ----------
    Total current assets. . . . . . . . . . .    428,445      438,426

Long-term receivables, less allowance for
  doubtful accounts ($35,165 and $31,391) . .    160,113      149,966
Property and equipment, at cost less
  accumulated depreciation ($665,241 and
  $640,075) . . . . . . . . . . . . . . . . .  1,581,531    1,592,138
Other assets. . . . . . . . . . . . . . . . .    114,078      105,167
Intangible assets, at cost less accumulated
  amortization ($60,372 and $58,126). . . . .    242,143      253,950
                                              ----------   ----------
                                              $2,526,310   $2,539,647
                                              ==========   ==========


     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . $   48,862   $   72,156
  Income taxes payable. . . . . . . . . . . .     35,753       42,580
  Deferred income taxes . . . . . . . . . . .     25,754       10,009
  Deferred revenues . . . . . . . . . . . . .     76,522       78,132
  Accrued liabilities . . . . . . . . . . . .    176,436      176,551
  Current maturities of long-term debt. . . .     16,629       10,288
                                              ----------   ----------
    Total current liabilities . . . . . . . .    379,956      389,716

Long-term debt, less current maturities . . .  1,567,350    1,484,389
Deferred income taxes . . . . . . . . . . . .    137,008      192,092
Deferred revenues . . . . . . . . . . . . . .     41,044       43,468
Other liabilities . . . . . . . . . . . . . .     22,577       23,457

Minority interests. . . . . . . . . . . . . .     40,197       42,384

Stockholders' equity. . . . . . . . . . . . .    338,178      364,141
                                              ----------   ----------
                                              $2,526,310   $2,539,647
                                              ==========   ==========

See accompanying notes.

Bally Manufacturing Corporation
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
                                                   Three months ended
                                                             March 31
                                              -----------------------
                                                    1994         1993
- - ---------------------------------------------------------------------
                                (In thousands, except per share data)

Revenues. . . . . . . . . . . . . . . . . . . $  395,924   $  334,963

Operating costs and expenses:
  Cost of services. . . . . . . . . . . . . .    287,396      229,123
  Selling, general and administrative . . . .     59,297       44,375
  Provision for doubtful receivables. . . . .     24,373       23,241
                                              ----------   ----------
                                                 371,066      296,739
                                              ----------   ----------

Operating income. . . . . . . . . . . . . . .     24,858       38,224
Interest expense. . . . . . . . . . . . . . .     42,416       30,487
                                              ----------   ----------
Income (loss) before income taxes,
  minority interests, extraordinary item
  and cumulative effect on prior years of
  change in accounting for income taxes . . .    (17,558)       7,737
Income tax provision (benefit). . . . . . . .    (14,100)       3,900
Minority interests. . . . . . . . . . . . . .     (1,179)
                                              ----------   ----------
Income (loss) before extraordinary item
  and cumulative effect on prior years
  of change in accounting for income
  taxes . . . . . . . . . . . . . . . . . . .     (4,637)       3,837
Extraordinary loss on extinguishment
  of debt . . . . . . . . . . . . . . . . . .    (20,735)      (8,090)
Cumulative effect on prior years of
  change in accounting for income taxes . . .                 (28,197)
                                              ----------   ----------
Net loss. . . . . . . . . . . . . . . . . . .    (25,372)     (32,450)
Preferred stock dividend requirement. . . . .        694          694
                                              ----------   ----------
Net loss applicable to common stock . . . . . $  (26,066)  $  (33,144)
                                              ==========   ==========
Per common share:
  Income (loss) before extraordinary item
    and cumulative effect on prior years
    of change in accounting for income
    taxes . . . . . . . . . . . . . . . . . . $     (.12)  $      .07
  Extraordinary loss on extinguishment
    of debt.. . . . . . . . . . . . . . . . .       (.44)        (.18)
  Cumulative effect on prior years of
    change in accounting for income
    taxes . . . . . . . . . . . . . . . . . .                    (.61)
                                              ----------   ----------
  Net loss. . . . . . . . . . . . . . . . . . $     (.56)  $     (.72)
                                              ==========   ==========

See accompanying notes.

Bally Manufacturing Corporation
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)
                                                                                              Total
                         Series D               Capital in                      Common       stock-
                        preferred     Common     excess of      Retained      stock in     holders'
Dollar amounts              stock      stock     par value      earnings      treasury       equity
- - ---------------------------------------------------------------------------------------------------
                                                              (In thousands, except per share data)
Balance at
 December 31, 1993 . .       $694    $31,325      $294,413       $39,507       $(1,798)   $364,141
  Net loss . . . . . .                                           (25,372)                  (25,372)
  Preferred stock
   dividend --
    $1.00 per share. .                                              (694)                     (694)
  Exercise of stock
   options . . . . . .                    11            92                                     103
                         --------   --------      --------       --------     --------    --------
Balance at
 March 31, 1994. . . .       $694    $31,336      $294,505        $13,441      $(1,798)   $338,178
                         ========   ========      ========       ========     ========    ========



                                                         Series D                      Common stock
                                                        preferred        --------------------------
Share amounts                                               stock          Issued          Treasury
- - ---------------------------------------------------------------------------------------------------
                                                                                     (In thousands)
Balance at December 31, 1993 . . . . . . . . . . . . .        694          46,986              110
  Exercise of stock options. . . . . . . . . . . . . .                         18
                                                         --------        --------         --------
Balance at March 31, 1994. . . . . . . . . . . . . . .        694          47,004              110
                                                         ========        ========         ========



See accompanying notes.

Bally Manufacturing Corporation
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
                                                   Three months ended
                                                             March 31
                                              -----------------------
                                                    1994         1993
- - ---------------------------------------------------------------------
                                                       (In thousands)
OPERATING:
 Income (loss) before extraordinary
   item and cumulative effect on
   prior years of change in accounting
   for income taxes . . . . . . . . . . . . . $   (4,637)  $    3,837
 Adjustments to reconcile to cash used --
   Depreciation and amortization. . . . . . .     37,435       26,097
   Deferred income taxes. . . . . . . . . . .    (28,706)      (6,477)
   Provision for doubtful receivables . . . .     24,373       23,241
   Interest accretion on discount notes . . .      3,644
   Change in operating assets and
    liabilities.. . . . . . . . . . . . . . .    (48,999)     (52,726)
   Other, net . . . . . . . . . . . . . . . .      1,108        1,608
                                              ----------   ----------
        Cash used in operating activities . .    (15,782)      (4,420)


INVESTING:
 Purchases of property and equipment. . . . .    (27,840)     (11,950)
 Other, net . . . . . . . . . . . . . . . . .     (5,762)      (1,772)
                                              ----------   ----------
        Cash used in investing activities . .    (33,602)     (13,722)

FINANCING:
 Debt transactions --
   Proceeds from issuance of long-term
     debt . . . . . . . . . . . . . . . . . .    425,000      472,957
   Net borrowings (repayments) under
     revolving credit agreements. . . . . . .     12,000      (74,500)
   Repayments of other long-term debt . . . .   (351,212)    (334,372)
   Premiums paid on early retirement of
     debt . . . . . . . . . . . . . . . . . .    (27,692)     (14,436)
   Debt issuance costs. . . . . . . . . . . .    (14,750)     (20,933)
                                              ----------   ----------
        Cash provided by debt transactions. .     43,346       28,716

 Equity transactions --
   Preferred stock dividend . . . . . . . . .       (694)
   Proceeds from exercise of stock options. .         77          222
                                              ----------   ----------
        Cash provided by financing
          activities. . . . . . . . . . . . .     42,729       28,938
                                              ----------   ----------
Increase (decrease) in cash and
 equivalents. . . . . . . . . . . . . . . . .     (6,655)      10,796
Cash and equivalents, beginning of period . .    203,058       36,609
                                              ----------   ----------
Cash and equivalents, end of period . . . . . $  196,403   $   47,405
                                              ==========   ==========

See accompanying notes.

Bally Manufacturing Corporation
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS--(continued)
(unaudited)
                                                   Three months ended
                                                             March 31
                                              -----------------------
                                                    1994         1993
- - ---------------------------------------------------------------------
                                                       (In thousands)
SUPPLEMENTAL CASH FLOWS INFORMATION:

  Changes in operating assets and
    liabilities were as follows--
      Increase in receivables . . . . . . . . $  (31,319)  $  (30,640)
      Increase in other current assets
        and other assets. . . . . . . . . . .     (1,351)        (667)
      Decrease in accounts payable
        and accrued liabilities . . . . . . .    (19,652)     (11,513)
      Increase in income taxes payable. . . .      7,302        8,668
      Decrease in deferred revenues . . . . .     (3,993)      (1,375)
      Increase (decrease) in other
        long-term liabilities . . . . . . . .         14      (17,199)
                                              ----------   ----------
                                              $  (48,999)  $  (52,726)
                                              ==========   ==========


  Cash payments for interest and income
    taxes for operations were as follows--
      Interest paid . . . . . . . . . . . . . $   39,763   $   39,074
      Interest capitalized. . . . . . . . . .       (193)        (200)
      Income taxes paid (net of refunds). . .      7,303        1,717

  Investing and financing activities exclude
    the following non-cash activities--
      Reduction of intangible assets
        resulting from settlement of
        pre-acquisition contingency . . . . . $   10,331   $
      Forfeiture (net of issuance) of
        Bally's Grand, Inc. common stock
        for incentive plan. . . . . . . . . .        159
      Issuance of common stock in
        satisfaction of preferred stock
        dividends and other obligations . . .                     763

See accompanying notes.

Bally Manufacturing Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands except per share data) (unaudited)


Basis of presentation

The condensed consolidated financial statements include the accounts of Bally Manufacturing Corporation ("Bally") and the subsidiaries which it controls (collectively, the "Company"). These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated statement of financial position of the Company at March 31, 1994, its condensed consolidated statements of operations and cash flows for the three months ended March 31, 1994 and 1993, and its condensed consolidated statement of stockholders' equity for the three months ended March 31, 1994. All such adjustments were of a normal recurring nature, except for those adjustments required to reflect refinancings of indebtedness of several subsidiaries (see "Long-term debt") and to apply the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" (see "Income taxes").

Certain reclassifications have been made to prior period financial statements to conform with the 1994 presentation.


Seasonal factors

The Company's operations are subject to seasonal factors and, therefore, the results of operations for the three months ended March 31, 1994 and 1993 are not necessarily indicative of the results of operations for the full year.


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

During 1993, Bally's Casino Holdings, Inc. ("Casino Holdings") and another subsidiary of Bally acquired approximately 5.2 million shares (approximately 51% of the shares presently outstanding) of reorganized Bally's Grand, Inc. common stock in several transactions in exchange for $41,714 in cash and 1,752,400 shares of Bally Gaming International, Inc. ("Gaming") common stock. In addition, during the three months ended March 31, 1994, Bally's Grand, Inc. repurchased 315,575 shares of its common stock for $4,019 in cash. The acquisitions of Bally's Grand, Inc. common stock have been recorded using the purchase method of accounting, and the excess of the purchase price over the estimated fair value of net assets acquired of $20,166 is being amortized using the straight-line method over 20 years. Bally's Grand, Inc. has been consolidated since December 1993 as a result of Bally's controlling interest.

The following unaudited pro forma summary consolidated results of operations of the Company for the three months ended March 31, 1993 was prepared to give effect to the acquisition of the controlling interest in reorganized Bally's Grand, Inc. as if the acquisition had occurred as of January 1, 1993. The pro forma results have been prepared for comparative purposes only and do not purport to present what the Company's results of operations would actually have been if the acquisition had in fact occurred at such date or to project the Company's results of operations for any future period. In addition, the pro forma summary consolidated results of operations of the Company include adjustments to the historical results of operations of Bally's Grand, Inc. which principally reflect: (i) the elimination of the reorganization items of Bally's Grand, Inc., (ii) the effects of transactions related to the reorganization of Bally's Grand, Inc. pursuant to the Chapter 11 Plan, (iii) the effects of the adoption of "fresh-start reporting" and (iv) the income tax effects of the pro forma adjustments. The pro forma summary consolidated results of operations is based upon available information and upon certain assumptions that management believes are reasonable.

Revenues. . . . . . . . . . . . . . . . . . . . .        $  400,982
Operating income. . . . . . . . . . . . . . . . .            48,141
Income before extraordinary item and cumulative
  effect on prior years of change in accounting
  for income taxes. . . . . . . . . . . . . . . .             3,694
Net loss. . . . . . . . . . . . . . . . . . . . .           (32,593)
Per common share:
  Income before extraordinary item and
    cumulative effect on prior years of change
    in accounting for income taxes. . . . . . . .        $      .07
  Net loss. . . . . . . . . . . . . . . . . . . .              (.72)

Long-term debt

The carrying amounts of the Company's long-term debt at March 31, 1994 and December 31, 1993 are as follows:

                                           March 31    December 31
                                               1994           1993
- - ------------------------------------------------------------------

Bally Manufacturing Corporation:
 6% Convertible Subordinated Debentures
   due 1998 . . . . . . . . . . . . . . .$   18,271    $    18,969
 10% Convertible Subordinated
   Debentures due 2006. . . . . . . . . .    85,000         85,000
Bally's Casino Holdings, Inc.:
 Senior Discount Notes due 1998 . . . . .   143,062        139,418
Bally's Park Place, Inc.:
 Revolving credit agreement . . . . . . .     6,000          2,000
 9-1/4% First Mortgage Notes due 2004 . .   425,000
 11-7/8% First Mortgage Notes
   due 1999 . . . . . . . . . . . . . . .                  350,000
GNAC, CORP.:
 10-5/8% First Mortgage Notes due 2003
   (less unamortized discount of $1,923
   and $1,873). . . . . . . . . . . . . .   273,077        273,127
Bally's Grand, Inc.:
 10-3/8% First Mortgage Notes
   due 2003 . . . . . . . . . . . . . . .   315,000        315,000
Bally's Health & Tennis Corporation:
 Revolving credit agreement . . . . . . .    88,910         80,910
 13% Senior Subordinated Notes
   due 2003 . . . . . . . . . . . . . . .   200,000        200,000
Other secured and unsecured
 obligations. . . . . . . . . . . . . . .    29,659         30,253
                                         ----------     ----------
Total long-term debt. . . . . . . . . . . 1,583,979      1,494,677
Current maturities of long-term debt. . .   (16,629)       (10,288)
                                         ----------     ----------
Long-term debt, less current
 maturities . . . . . . . . . . . . . . .$1,567,350     $1,484,389
                                         ==========     ==========


In March 1994, a subsidiary of Bally's Park Place, Inc. ("Bally's Park Place") issued $425,000 principal amount of 9-1/4% First Mortgage Notes due 2004 (the "9-1/4% Notes"). Bally's Park Place used the net proceeds from the sale of the 9-1/4% Notes to purchase and retire certain of its 11-7/8% First Mortgage Notes due 1999 (the "11-7/8% Notes"), defease the remaining 11-7/8% Notes at a price of 104.45% of their principal amount plus accrued interest through the redemption date, thereby satisfying all obligations thereunder, and pay a $30,000 dividend to Casino Holdings. The retirement and defeasance of the 11-7/8% Notes resulted in an extraordinary loss of $20,735, net of income taxes of $14,137. In connection with the sale of the 9-1/4% Notes, Bally's Park Place terminated its former credit facility and entered into an agreement for a new $50,000 revolving credit facility which expires on December 31, 1996, at which time all amounts outstanding become due. The new credit facility provides for interest on borrowings payable, at Bally's Park Place's option, at the agent bank's prime rate or the LIBOR rate plus 2%, each of which increases as the balance outstanding increases.

In March 1993, a subsidiary of GNAC, CORP. (which owns and operates the casino resort in Atlantic City known as "The Grand") issued $275,000 principal amount of 10-5/8% First Mortgage Notes due 2003 (the "10-5/8% Notes") at a discount to yield an interest rate of 10-3/4%. GNAC, CORP. used the net proceeds from the sale of the 10-5/8% Notes, together with the collection of certain funds on deposit with Bally's Park Place, to redeem its 13-1/4% Mortgage-Backed Notes due 1995 (the "13-1/4% Notes") at a price of 102.94% of their principal amount plus accrued interest, thereby satisfying all obligations thereunder. The redemption of the 13-1/4% Notes resulted in an extraordinary loss of $2,091, net of income taxes of $1,405.

In January 1993, Bally's Health & Tennis Corporation ("Bally's Health & Tennis") issued $200,000 principal amount of 13% Senior Subordinated Notes due 2003 (the "13% Notes"). Bally's Health & Tennis used the net proceeds from the sale of the 13% Notes to prepay $101,500 of indebtedness under its revolving credit agreement, redeem $69,505 principal amount of its 13-5/8% Senior Subordinated Debentures due 1997 (the "13-5/8% Debentures") at a price of 105.71% of their principal amount plus accrued interest, thereby satisfying all obligations thereunder, and pay a $15,000 dividend to Bally. In connection with the sale of the 13% Notes, the Bally's Health & Tennis revolving credit agreement was amended, among other things, to reduce the amount available under the revolving credit facility and revise the amortization schedule and extend the term. The redemption of the 13-5/8% Debentures and the amendment to the Bally's Health & Tennis revolving credit agreement resulted in an extraordinary loss of $5,999, net of income taxes of $3,249.

During the three months ended March 31, 1994 and 1993, Bally purchased $698 and $1,744 principal amount of its debt securities, respectively, to satisfy a portion of the sinking fund requirements, which resulted in pre-tax gains of $95 and $348, respectively (included in "Revenues").


Income taxes

Effective January 1, 1993, the Company changed its method of accounting for income taxes as required by SFAS No. 109. The cumulative effect on prior years of this change in accounting for income taxes was a charge of $28,197.

For the three months ended March 31, 1994, the effective rate of the income tax benefit differed from the U.S. statutory tax rate (35%) due principally to an $8,000 credit resulting from the settlement of disputed tax matters. See "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q for a description of this settlement of previously disclosed tax claims. For the three months ended March 31, 1993, the effective rate of the income tax provision differed from the U.S. statutory tax rate (34%) due principally to nondeductible goodwill amortization and state income taxes.

The decline in net deferred income taxes during the three months ended March 31, 1994 arose principally from losses during the quarter (the tax benefits of which were applied against deferred income taxes) and adjustments related to the aforementioned settlement of tax claims.


Loss per common share

Loss per common share is computed by dividing net loss applicable to common stock by the weighted average number of shares of common stock outstanding totalling 46,888,070 and 46,123,457 for the three months ended March 31, 1994 and 1993, respectively.

Bally Manufacturing Corporation
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenues and operating income are as follows (in millions):

                                                   Three months ended
                                                             March 31
                                                   ------------------
                                                     1994        1993
- - ---------------------------------------------------------------------

Revenues
  Casinos . . . . . . . . . . . . . . . . . . .   $ 211.5     $ 131.8
  Fitness centers . . . . . . . . . . . . . . .     183.8       199.7
  Corporate . . . . . . . . . . . . . . . . . .        .7         3.7
  Intersegment eliminations
    and other . . . . . . . . . . . . . . . . .       (.1)        (.2)
                                                  -------     -------
  Consolidated revenues . . . . . . . . . . . .   $ 395.9     $ 335.0
                                                  =======     =======


Operating income
  Casinos . . . . . . . . . . . . . . . . . . .   $  18.4     $  20.6
  Fitness centers . . . . . . . . . . . . . . .       5.4        16.6
  Corporate . . . . . . . . . . . . . . . . . .        .5          .7
  Intersegment eliminations
    and other . . . . . . . . . . . . . . . . .        .6          .3
                                                  -------     -------
  Consolidated operating income . . . . . . . .   $  24.9     $  38.2
                                                  =======     =======


Casinos

Revenues of the Company's casinos for the first quarter of 1994 were $211.5 million compared to $131.8 million for 1993, an increase of $79.7 million (60%) reflecting the expansion of the Company's gaming business in Las Vegas and Tunica, Mississippi. Operating income for the 1994 quarter was $18.4 million compared to $20.6 million for 1993, a decrease of $2.2 million (11%).

Atlantic City. Revenues of Bally's Park Place for the first quarter of 1994 were $76.4 million compared to $76.1 million for 1993, an increase of $.3 million. Casino revenues for the 1994 period were $65.7 million compared to $65.4 million in 1993, an increase of $.3 million. Slot revenues decreased $2.3 million (5%) due to a decline in the slot win percentage from 9.8% in the first quarter of 1993 (which includes the positive impact from the discontinuation of certain progressive linked jackpots) to 9.1% in 1994 offset, in part, by a 5% increase in slot handle (volume). Bally's Park Place added 216 slot machines (an 11% increase) since March 31, 1993. Slot revenues represented 66% of Bally's Park Place's casino revenues in the 1994 period compared to 70% in 1993. Table game revenues, excluding poker, increased $1.5 million (8%) from the 1993 period primarily due to a 2% increase in the drop (amount wagered) and an increase in the hold percentage from 16.2% in the first quarter of 1993 to 17.1% in 1994. Bally's Park Place's poker operations, which commenced in July 1993, contributed $1.1 million to its casino revenues for the quarter ended March 31, 1994. Rooms and food and beverages revenue were essentially unchanged. Operating income for the first quarter of 1994 was $9.2 million compared to $15.1 million for 1993, a decrease of $5.9 million (39%) due to increased operating expenses primarily resulting from increases in salaries, benefits, advertising and other costs associated with expanded marketing and promotional efforts. In addition, the 1993 quarter included the recognition of a benefit related to the settlement of amounts owed to a former executive who retired in January 1993.

Revenues of The Grand for the first quarter of 1994 were $50.5 million compared to $56.1 million for 1993, a decrease of $5.6 million (10%). Casino revenues for the 1994 period were $45.6 million compared to $50.1 million in 1993, a decrease of $4.5 million (9%). Table game revenues decreased $1.5 million (7%) due to a significant decline in the hold percentage from 19.2% in the first quarter of 1993 to 14.8% in the 1994 period offset, in part, by a 20% increase in the drop. Slot revenues decreased $3.0 million (10%). In the 1993 period, slot revenues included approximately $1.2 million from the discontinuation of a multi-casino link progressive slot jackpot. Excluding this adjustment, slot revenues decreased $1.8 million (6%) due to a decline in the slot win percentage from 9.8% in the 1993 period to 9.1% in 1994. Rooms and food and beverage revenues decreased $.6 million (16%) from the 1993 period. Operating loss for the first quarter of 1994 was $2.8 million compared to operating income of $5.6 million for the 1993 period, a decrease of $8.4 million due to the aforementioned decrease in revenues and an increase in operating expenses. Operating expenses for the first quarter of 1994 increased primarily due to an increase in payroll and payroll-related expenses and the increased costs of providing complimentary services in conjunction with increased table games volume and increased table game marketing efforts associated with the comprehensive marketing program which The Grand introduced in July 1993 to reposition its competitive position.

Atlantic City city-wide casino revenues for all operators in the first quarter of 1994, excluding poker and horse race simulcasting, decreased approximately 4% from 1993, which was primarily attributable to 4% decreases in slot revenues and table game revenues. While Atlantic City's first quarter 1994 and 1993 results were both affected by severe weather conditions in the northeastern United States, management believes the severity, duration and number of storms in 1994 had a more dramatic impact on 1994 operating performance and attendance than in 1993. The number of slot machines in Atlantic City increased approximately 6% since March 31, 1993, while the number of Atlantic City table games, excluding poker tables, declined approximately 2%. Slot revenues in the first quarter of 1994 represented 65% of total gaming revenues in Atlantic City compared to 66% for the same period in 1993. Management believes that the rate of slot revenue growth has slowed resulting in intense promotional efforts for slot players as the Company's Atlantic City casinos and their competitors seek to expand their share of slot revenues and maximize the utilization of their slot machine inventory. Further, as a result of the ongoing aggressive competition for slot patrons, the Atlantic City slot win percentage has declined. Management believes that the slot win percentage will continue to be subject to competitive pressure and may further decline. However, the introduction in the second quarter of 1993 of poker and horse race simulcasting has improved the Atlantic City gaming climate. The Company believes its Atlantic City casinos are well-positioned to compete for their share of casino revenues by continuing to offer attractive promotional slot and table game programs and special events. Also, Bally's Park Place plans to continue the expansion of its slot capacity, principally in the higher denomination machines, and to introduce horse race simulcasting and keno, if approved by the New Jersey Casino Control Commission, in mid-1994.

Las Vegas. As described in "Acquisition of Bally's Grand, Inc." note in Notes to condensed consolidated financial statements, Bally's Grand, Inc. has been consolidated since December 1993. Revenues of Bally's Grand, Inc. for the first quarter of 1994 were $68.8 million. Casino revenues were $33.5 million, which primarily consisted of table game revenues of $19.1 million and slot revenues of $12.3 million. Table game drop and slot handle for the first quarter of 1994 were $117.8 million and $192.7 million, respectively, with hold and win percentages of 16.2% and 6.4%, respectively. Rooms revenues were $15.6 million and food and beverage revenues were $10.0 million. Other revenues, primarily from entertainment, were $9.7 million. Operating income for the first quarter of 1994 was $12.0 million.

Tunica. Revenues of Bally's Saloon and Gambling Hall in Tunica, Mississippi ("Bally's Tunica") (which commenced operations in December
1993) for the first quarter of 1994 were $15.9 million. Casino revenues were $15.7 million, which primarily consisted of slot revenues of $10.3 million and table game revenues of $5.2 million. Table game drop and slot handle for the first quarter of 1994 were $21.2 million and $111.1 million, respectively, with hold and win percentages of 25.7% and 9.2%, respectively. Operating income for Bally's Tunica, which is net of the amortization of $3.3 million of pre-opening costs, was $1.1 million.


Fitness Centers

In 1992, the Company implemented programs designed to increase the sale of financed contracts with monthly payments made by direct bank account electronic funds transfer ("EFT") and automatic credit card charges by adjusting sales commission and member incentive levels. While these changes were intended to reduce the Company's exposure to risks associated with collection of financed membership contracts, the emphasis on EFT and credit card payment programs negatively affected the number of new memberships sold. In April 1993, the Company reduced the average selling price of membership contracts in an attempt to increase unit volume. Management determined that the selling price decreases implemented in April 1993 were greater than required and such price decreases did not measurably increase the number of new memberships sold. Beginning in mid-October 1993 and continuing into 1994, the Company began increasing prices modestly. In addition, starting in 1994, less emphasis was placed on highly discounted cash memberships previously offered, thereby reducing immediate cash revenues but strengthening future cash flows. Price increases coupled with the changes in selling methods and cost reduction programs are intended to improve the Company's operating results.

Revenues for the first quarter of 1994 were $183.8 million compared to $199.7 million in 1993, a decrease of $15.9 million (8%) principally due to a $14.6 million (11%) decrease in new membership sales. New membership revenues decreased in the 1994 period due principally to a 21% decline in unit volume (primarily cash sales) offset, in part, by an increase in the average selling price. Management believes that unit volume was affected in the first quarter of 1994 by the earthquake in California, which affected 42 clubs for much of the quarter, severe winter weather in the Midwest and East and the continuing effects of a weak retail economy, increased competition and prevailing general economic uncertainties. Revenues for the same fitness centers selling memberships throughout both periods decreased $19.2 million (10%). Revenues from new fitness centers opened during 1994 or 1993 increased $4.0 million. The number of fitness centers selling memberships increased from 334 at March 31, 1993 to 340 at March 31, 1994. Dues and renewals were relatively unchanged from the same quarter last year. Finance charges earned decreased $2.3 million (18%) due principally to decreased installment contracts receivable caused by lower sales volume and, to a lesser extent, a lower effective interest rate on installment contracts receivable.

Operating income for the first quarter of 1994 was $5.4 million compared to $16.6 million in 1993, a decrease of $11.2 million (67%) reflecting the aforementioned decrease in revenues partially offset by a decline in operating expenses. Excluding the provision for doubtful receivables, operating expenses for the first quarter of 1994 were $155.0 million compared to $160.0 million in 1993, a decrease of $5.0 million (3%).
The decline in operating expenses was primarily due to reductions in advertising, payroll and commissions as a result of the continuation of cost reduction programs and, with respect to commissions, the aforementioned decline in new membership revenues. The provision for doubtful receivables for the first quarter of 1994 was $23.4 million compared to $23.0 million in 1993, an increase of $.4 million (2%). The provision for doubtful receivables as a percentage of net financed sales increased from 27% in 1993 to 28% in 1994.


Corporate

Revenues for the first quarter of 1994 were $.7 million compared to $3.7 million in 1993, a decrease of $3.0 million which was due principally to the 1993 period including income of $1.7 million for the forgiveness of a tax liability previously owed to Gaming and $.8 million for insurance recoveries.

Operating income for the first quarter of 1994 was $.5 million compared to $.7 million in 1993, a decrease of $.2 million. The aforementioned decrease in revenues was offset, in part, by a $2.1 million reduction in general and administrative expenses and a $.7 million increase in the allocation of corporate overhead costs to subsidiaries compared to the 1993 period. General and administrative expenses in the 1993 period included a $1.7 million non-cash charge related to the accelerated vesting of stock options.


Interest Expense

Interest expense, net of capitalized interest, was $42.4 million in the first quarter of 1994 compared to $30.5 million in 1993, an increase of $11.9 million (39%). This increase was due principally to higher average levels of debt as Casino Holdings issued its senior discount notes in June 1993 and Bally's Grand, Inc. was consolidated effective December 1993.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company

Bally is a holding company without operations of its own. Nevertheless, Bally has certain cash obligations that must be satisfied by obtaining cash from its subsidiaries or disposing of or leveraging certain assets. Bally's corporate cash operating costs for the remainder of 1994 are expected to be substantially recovered by allocations to its subsidiaries. Bally has debt service and preferred stock dividend cash requirements of approximately $18 million for the remainder of 1994. Cash requirements for Bally for the remainder of 1994 also include income tax payments, which management estimates to be approximately $34 million, net of amounts to be collected from subsidiaries pursuant to tax sharing agreements.

As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1993, the Internal Revenues Service ("IRS") has completed an audit of the federal income tax returns of certain of the Company's fitness center subsidiaries for periods ending on the day these subsidiaries were acquired. Among other things, the IRS asserted that these subsidiaries owed additional taxes and interest with respect to issues arising pursuant to the Company's election in 1983 to treat the purchases of stock of these subsidiaries as if they were purchases of assets. In May 1994, the Company and the IRS reached a settlement (pending approval by the United States Tax Court) with respect to this matter, which will result in the payment of approximately $4 million in taxes plus accrued interest, each of which is included in the aforementioned estimated income tax payments for the remainder of 1994.

Sources of cash available to Bally are generally limited to existing cash balances ($21.2 million at March 31, 1994), dividends, management fees or cost allocations to subsidiaries, receipts pursuant to tax sharing agreements, capital transactions and asset sales. Each of Bally's principal operating subsidiaries presently have debt covenants which limit the payment of dividends to Bally and the redemption of stock owned by Bally. Under the terms of the Casino Holdings Senior Discount Notes due 1998 (the "Senior Discount Notes"), an amount equal to dividends paid pursuant to a net income test by Bally's Park Place to Casino Holdings may be declared as a dividend by Casino Holdings and paid to Bally. In February 1994, a $.6 million dividend was paid by Bally's Park Place to Casino Holdings and by Casino Holdings to Bally. Additional dividends may be available from Casino Holdings and are generally limited to 50% of its consolidated net income exclusive of income attributable to Bally's Park Place. GNAC, CORP. and Bally's Health & Tennis are not expected to be able to pay dividends in 1994.
In addition, a subsidiary of Casino Holdings has an obligation to Bally of approximately $18.5 million to be paid during the remainder of 1994 for shares of Bally's Grand, Inc. common stock purchased from Bally during 1993. Bally believes that it will be able to satisfy its cash needs for 1994, but remains dependent upon the ability of its subsidiaries to pay dividends and allocations to meet its cash requirements in the future.

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

Sources of cash available to Casino Holdings are generally limited to existing cash balances ($47.0 million at March 31, 1994) and loan repayments, dividends and management fees from subsidiaries. Bally's Park Place and Bally's Grand, Inc. are both limited with respect to amounts which may be paid as dividends to Casino Holdings under the terms of their respective public debt indentures. In March 1994, Bally's Park Place paid a $30 million dividend to Casino Holdings from a portion of the proceeds of the sale of its 9-1/4% Notes, which is not available to be paid by Casino Holdings to Bally. As of March 31, 1994, no dividends were available for payment by Bally's Park Place pursuant to the net income test. Bally's Grand, Inc. is not expected to pay dividends or make any other distributions on its common stock to Casino Holdings in 1994. Bally's Tunica, which commenced operations in December 1993, is expected to generate a substantial amount of unrestricted cash flows in 1994 from operations and may generate additional cash through possible financings of equipment. Although Casino Holdings believes it will be able to satisfy its cash needs throughout 1994, Casino Holdings remains dependent upon the ability of its subsidiaries to generate cash to repay advances and pay dividends in the future.

Bally's Park Place. Bally's Park Place has no scheduled principal payments under its public indebtedness until 2004, and its scheduled principal payments under other indebtedness outstanding at March 31, 1994 are not significant. Management expects to make capital expenditures of approximately $18 million in 1994 for the completion of suite rooms in the hotel tower, casino expansion and reconfiguration, the purchase of data processing equipment, construction of a new players lounge, restaurant and kitchen renovations, the construction of a poker, horse race simulcasting and keno area and other public area improvements necessary to maintain the facility. As of March 31, 1994, Bally's Park Place had unused lines of credit totalling $44 million. The Company believes that Bally's Park Place will be able to satisfy its debt service and capital expenditure requirements in 1994 out of cash flow from operations.

Bally's Grand, Inc. Bally's Grand, Inc. has no scheduled principal payments on its indebtedness outstanding at March 31, 1994 until 2003, however, it expects to make several major capital improvements during 1994 and 1995. Bally's Las Vegas has commenced the construction of improvements to its frontage area along the Strip (with completion expected in mid-1994) and has formed a joint venture with a subsidiary of MGM Grand, Inc. to construct and operate a monorail that will transport passengers between Bally's Las Vegas and The MGM Grand Hotel and Theme Park (with completion expected in mid-1995). These capital improvement projects are expected to cost Bally's Las Vegas approximately $28 million and are intended to increase traffic into its casino. Other major capital projects currently anticipated to commence in 1994 include the renovation of the south tower rooms and corridors, the retail shopping arcade and other common areas which, with other capital expenditures required to maintain Bally's Las Vegas, are estimated to cost approximately $26 million. The Company believes that Bally's Grand, Inc. will be able to satisfy its debt service and capital expenditure requirements in 1994 out of existing cash balances ($93.5 million at March 31, 1994) and cash flow from operations.

Bally's Tunica. The total cost to construct and equip Bally's Tunica was approximately $39 million, which was advanced by Casino Holdings in 1993 and is currently being repaid in 1994 out of available cash flow. Bally's Tunica may seek third party financing to replace part or all of Casino Holdings' capital investment in Bally's Tunica. However, there can be no assurance that third party financing will be available on terms favorable to Bally's Tunica. Bally's Tunica expects capital expenditures during 1994 to be insignificant.

Other. A subsidiary of Casino Holdings owns an equity interest of approximately 50% in Belle of Orleans, L.L.C. ("Belle"). In August 1993, the Casino Holdings subsidiary entered into a formal operating agreement for the capitalization and development of Belle. Simultaneously, Casino Holdings and Belle entered into a management agreement with a term of five years and an option for a second five-year term granting responsibility for the development and management of Belle to Casino Holdings. In March 1994, the Louisiana Riverboat Gaming Commission awarded Belle a permanent operating license. Casino Holdings will receive management fees based on a percentage of the earnings of Belle. Construction of the riverboat commenced in January 1994 and operations are expected to begin in March 1995. Management estimates that as much as $75 million will be needed to develop Belle, and anticipates the cost will be funded either through third party financing (there can be no assurance that third party financing will be available on terms favorable to Belle) or by Casino Holdings, though not required to be.

Another subsidiary of Casino Holdings has entered into an option agreement to acquire a 31-acre site along the Delaware River in Philadelphia for the purpose of developing a dockside gaming facility (the "Philadelphia Venture") if gaming were to be legalized in Pennsylvania. The site includes a 550 foot pier and is easily accessed from a major highway nearby. Pursuant to the terms of the agreement, Casino Holdings has agreed to pay $10 million, consisting of an initial cash payment of $5 million (paid in 1993) and $5 million payable over the next three years. These payments are due whether or not gaming is legalized in Pennsylvania. Additionally, in the event Casino Holdings elects to take title to the property, it will be required to deliver at the closing of the transaction the balance of the purchase price in the form of a pre-payable, non-recourse note for approximately $55 million (including interest), which is payable in various installments over the five-year period subsequent to the closing of the transaction. Assuming legalization, the closing of the transaction is scheduled for January 1997, unless accelerated by Casino Holdings. Certain of Casino Holdings' obligations under the agreement are guaranteed by Bally.


The Grand

The Grand has no scheduled principal payments on its indebtedness outstanding at March 31, 1994 until 2003. Management expects to make capital expenditures of approximately $15 million in 1994 for the refurbishment of hotel suites, a casino slot reconfiguration and equipment upgrade, and certain other public area improvements. As of March 31, 1994, The Grand had unused lines of credit totalling $20 million. The Company believes The Grand will be able to satisfy its debt service and capital expenditure requirements in 1994 out of cash flow from operations.


Bally's Health & Tennis

Bally's Health & Tennis has no scheduled principal payments of public indebtedness until 2003, however, the Bally's Health & Tennis revolving credit agreement has scheduled reductions of availability totalling $15 million during the remainder of 1994. Management expects to make capital expenditures of not more than $30 million in 1994 which will be used primarily for maintaining and refurbishing its present fitness centers, leasehold improvements for approximately 10 planned new fitness centers and acquisition of new fitness equipment. As of March 31, 1994, Bally's Health & Tennis had unused lines of credit totalling $13.6 million. The Company believes that Bally's Health & Tennis will be able to satisfy its debt service requirements in 1994 out of cash flow from operations and, together with alternative financing sources, will be able to meet planned levels of capital expenditures.

The Bally's Health & Tennis revolving credit agreement requires maintenance by Bally's Health & Tennis of certain financial ratios. Certain provisions of the revolving credit agreement applicable to those financial ratios were amended as of March 31, 1994. There can be no assurance that it will not be necessary in the future to amend the financial ratio requirements and, if necessary, that such amendments will be obtained.

Bally Manufacturing Corporation
PART II.  OTHER INFORMATION

Item 1.  Legal proceedings

      See "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q for a description of the settlement of previously disclosed tax claims.

Item 6. Exhibits and reports on Form 8-K

      (a)  Exhibits:

           10-3 Third Amendment dated as of April 6, 1994 to the Amended and Restated Credit Agreement dated as of January 25, 1993 among Bally's Health & Tennis Corporation and a group of banks with Chemical Bank, as agent.


      (b)  Reports on Form 8-K:

                 Date             Item          Financial statements
           ----------------    ----------       --------------------
           January 19, 1994    #5 and #7        None

                            SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                    BALLY MANUFACTURING CORPORATION
                                    ---------------------------------
                                             Registrant





                                         /s/   John W. Dwyer
                                     ------------------------------
                                             John W. Dwyer
                                             Vice President
                                        and Corporate Controller
                                        (Chief Accounting Officer)





Dated:  May 16, 1994