Form 10-Q
period 1994-06-30
BALLY MANUFACTURING CORP
filed 1994-08-15
CIK 9435

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended June 30, 1994


                                      or


[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


                       Commission file number:  1-7244



                       BALLY ENTERTAINMENT CORPORATION
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


Yes:   X       No:



As of August 1, 1994, 46,927,493 shares of the registrant's Common Stock, par value $.66-2/3, were outstanding.

                       BALLY ENTERTAINMENT CORPORATION

                                    INDEX




PART I.  FINANCIAL INFORMATION

  Item 1.  Financial statements:

    Condensed consolidated balance sheet at June 30, 1994 and December 31, 1993 (unaudited)

    Condensed consolidated statement of operations
      (unaudited)
         Six months ended June 30, 1994 and 1993

    Condensed consolidated statement of operations
      (unaudited)
         Three months ended June 30, 1994 and 1993

    Condensed consolidated statement of stockholders'
      equity (unaudited)
         Six months ended June 30, 1994

    Condensed consolidated statement of cash flows
      (unaudited)
         Six months ended June 30, 1994 and 1993

    Notes to condensed consolidated financial statements
      (unaudited)

  Item 2.  Management's discussion and analysis of
    financial condition and results of operations


PART II.  OTHER INFORMATION


  Item 1.  Legal proceedings

  Item 4.  Submission of matters to a vote of
             security holders

  Item 6.  Exhibits and reports on Form 8-K


SIGNATURE PAGE

Bally Entertainment Corporation
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)

                                                 June 30  December 31
                                                    1994         1993
- ---------------------------------------------------------------------
                                                       (In thousands)

                   ASSETS
Current assets:
  Cash and equivalents. . . . . . . . . . . . $  158,355   $  192,078
  Marketable securities, at fair value. . . .     14,085
  Receivables, less allowance for doubtful
    accounts ($9,307 and $7,872). . . . . . .     28,699       33,747
  Deferred income taxes . . . . . . . . . . .                   4,756
  Other current assets. . . . . . . . . . . .     15,604       14,354
                                              ----------   ----------
    Total current assets. . . . . . . . . . .    216,743      244,935

Property and equipment, at cost less
  accumulated depreciation ($417,898 and
  $392,028) . . . . . . . . . . . . . . . . .  1,202,185    1,177,136
Other assets. . . . . . . . . . . . . . . . .     88,736       83,266
Investment in and net advances to
  discontinued operations . . . . . . . . . .    282,797      344,372
Intangible assets, at cost less accumulated
  amortization ($22,287 and $20,208). . . . .    124,699      124,546
                                              ----------   ----------
                                              $1,915,160   $1,974,255
                                              ==========   ==========


     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . $   22,719   $   33,444
  Income taxes payable. . . . . . . . . . . .     33,813       43,674
  Deferred income taxes . . . . . . . . . . .     10,490
  Accrued liabilities . . . . . . . . . . . .    120,871      116,227
  Current maturities of long-term debt. . . .      9,044        7,631
                                              ----------   ----------
    Total current liabilities . . . . . . . .    196,937      200,976

Long-term debt, less current maturities . . .  1,260,838    1,178,654
Deferred income taxes . . . . . . . . . . . .    117,728      174,591
Other liabilities . . . . . . . . . . . . . .     12,776       13,509

Minority interests. . . . . . . . . . . . . .     34,485       42,384

Stockholders' equity. . . . . . . . . . . . .    292,396      364,141
                                              ----------   ----------
                                              $1,915,160   $1,974,255
                                              ==========   ==========


See accompanying notes.

Bally Entertainment Corporation
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
                                                     Six months ended
                                                              June 30
                                              -----------------------
                                                    1994         1993
- ---------------------------------------------------------------------
                                (In thousands, except per share data)

Revenues. . . . . . . . . . . . . . . . . . . $  450,726   $  286,673
Operating costs and expenses. . . . . . . . .    389,364      234,220
                                              ----------   ----------
Operating income. . . . . . . . . . . . . . .     61,362       52,453
Interest expense. . . . . . . . . . . . . . .     65,083       41,169
                                              ----------   ----------
Income (loss) from continuing operations
  before income taxes and minority
  interests . . . . . . . . . . . . . . . .       (3,721)      11,284
Income tax benefit (provision)  . . . . . .        1,500       (5,959)
Minority interests. . . . . . . . . . . . .       (1,258)
                                              ----------   ----------
Income (loss) from continuing operations. .       (3,479)       5,325

Discontinued operations:
  Income (loss) from operations . . . . . .      (22,360)         865
  Estimated losses through disposal . . . .      (23,731)
                                              ----------   ----------
Income (loss) before extraordinary item
  and cumulative effect on prior years
  of change in accounting for income
  taxes . . . . . . . . . . . . . . . . . . .    (49,570)       6,190
Extraordinary loss on extinguishment
  of debt . . . . . . . . . . . . . . . . . .    (20,735)      (8,090)
Cumulative effect on prior years of
  change in accounting for income taxes . . .                 (28,197)
                                              ----------   ----------
Net loss. . . . . . . . . . . . . . . . . . .    (70,305)     (30,097)
Preferred stock dividend requirement. . . . .      1,389        1,389
                                              ----------   ----------
Net loss applicable to common stock . . . . . $  (71,694)  $  (31,486)
                                              ==========   ==========
Per common share:
  Income (loss) from continuing
    operations. . . . . . . . . . . . . . . . $     (.10)  $      .08
  Discontinued operations--
     Income (loss) from operations. . . . . .       (.48)         .02
     Estimated losses through disposal. . . .       (.51)
  Extraordinary loss on extinguishment
    of debt.. . . . . . . . . . . . . . . . .       (.44)        (.17)
  Cumulative effect on prior years of
    change in accounting for income taxes . .                    (.61)
                                              ----------   ----------
  Net loss. . . . . . . . . . . . . . . . . . $    (1.53)  $     (.68)
                                              ==========   ==========


See accompanying notes.

Bally Entertainment Corporation
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
                                                   Three months ended
                                                              June 30
                                              -----------------------
                                                    1994         1993
- ---------------------------------------------------------------------
                                (In thousands, except per share data)

Revenues. . . . . . . . . . . . . . . . . . . $  238,437   $  150,547
Operating costs and expenses. . . . . . . . .    196,250      119,771
                                              ----------   ----------
Operating income. . . . . . . . . . . . . . .     42,187       30,776
Interest expense. . . . . . . . . . . . . . .     31,843       19,546
                                              ----------   ----------
Income from continuing operations
  before income taxes and minority
  interests . . . . . . . . . . . . . . . . .     10,344       11,230
Income tax provision. . . . . . . . . . . . .     (4,100)      (6,074)
Minority interests. . . . . . . . . . . . . .        (79)
                                              ----------   ----------
Income from continuing operations . . . . . .      6,165        5,156

Discontinued operations:
  Loss from operations. . . . . . . . . . . .    (27,367)      (2,803)
  Estimated losses through disposal . . . . .    (23,731)
                                              ----------   ----------
Net income (loss) . . . . . . . . . . . . . .    (44,933)       2,353
Preferred stock dividend requirement. . . . .        694          694
                                              ----------   ----------
Net income (loss) applicable to common stock  $  (45,627)  $    1,659
                                              ==========   ==========
Per common share:
  Income from continuing operations . . . . . $      .12   $      .10
  Discontinued operations--
    Loss from operations. . . . . . . . . . .       (.58)        (.06)
    Estimated losses through disposal . . . .       (.51)
                                              ----------   ----------
  Net income (loss) . . . . . . . . . . . . . $     (.97)  $      .04
                                              ==========   ==========


See accompanying notes.

Bally Entertainment Corporation
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)


                                                                Retained                    Total
                         Series D               Capital in      earnings       Common      stock-
                        preferred     Common     excess of  (accumulated     stock in    holders'
Dollar amounts              stock      stock     par value      deficit)     treasury      equity
- -------------------------------------------------------------------------------------------------
                                                            (In thousands, except per share data)

Balance at
 December 31, 1993. . .  $    694   $ 31,325      $294,413      $ 39,507     $ (1,798)   $364,141
  Net loss. . . . . . .                                          (70,305)                 (70,305)
  Preferred stock
   dividends --
    $2.00 per share . .                                           (1,389)                  (1,389)
  Unrealized loss on
    available-for-sale
    securities. . . . .                                             (216)                    (216)
  Exercise of stock
   options. . . . . . .                   19           146                                    165
                         --------   --------      --------      --------     --------    --------
Balance at
 June 30, 1994. . . . .  $    694   $ 31,344      $294,559      $(32,403)    $ (1,798)   $292,396
                         ========   ========      ========      ========     ========    ========


                                                         Series D                    Common stock
                                                        preferred        ------------------------
Share amounts                                               stock          Issued        Treasury
- -------------------------------------------------------------------------------------------------
                                                                                   (In thousands)

Balance at December 31, 1993. . . .  . . . .  . . . .         694          46,986             110
  Exercise of stock options . . . .  . . . .  . . . .                          30
                                                         --------        --------        --------
Balance at June 30, 1994  . . . . .  . . . .  . . . .         694          47,016             110
                                                         ========        ========        ========

See accompanying notes.

Bally Entertainment Corporation
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
                                                     Six months ended
                                                              June 30
                                              -----------------------
                                                    1994         1993
- ---------------------------------------------------------------------
                                                       (In thousands)
OPERATING:
 Income (loss) from continuing operations . . $   (3,479)  $    5,325
 Adjustments to reconcile to cash provided--
     Depreciation and amortization. . . . . .     43,246       23,636
     Interest accretion on discount notes . .      7,319           58
     Deferred income taxes. . . . . . . . . .    (15,087)     (37,241)
     Change in operating assets and
      liabilities . . . . . . . . . . . . . .    (25,313)      17,444
     Other, net . . . . . . . . . . . . . . .      3,416          680
                                              ----------   ----------
       Cash provided by operating
         activities . . . . . . . . . . . . .     10,102        9,902
INVESTING:
 Purchases of property and equipment. . . . .    (57,192)     (12,083)
 Repurchase by Bally's Grand, Inc. of its
   common stock . . . . . . . . . . . . . . .    (11,549)
 Purchase of marketable securities. . . . . .     (7,254)
 Other, net . . . . . . . . . . . . . . . . .       (279)      (3,401)
                                              ----------   ----------
       Cash used in investing activities. . .    (76,274)     (15,484)
FINANCING:
 Debt transactions --
   Proceeds from issuance of long-term
     debt . . . . . . . . . . . . . . . . . .    425,000      405,181
   Proceeds from construction loan. . . . . .      1,907
   Net borrowings (repayments) under
     revolving credit agreements. . . . . . .      2,000       (3,000)
   Repayments of long-term debt . . . . . . .   (352,301)    (264,019)
   Premiums paid on early retirement of
     debt . . . . . . . . . . . . . . . . . .    (27,692)      (9,840)
   Debt issuance costs. . . . . . . . . . . .    (15,199)     (17,518)
                                              ----------   ----------
       Cash provided by debt transactions . .     33,715      110,804
 Equity transactions --
   Preferred stock dividends. . . . . . . . .     (1,389)
   Proceeds from exercise of stock options. .        123          519
                                              ----------   ----------
      Cash provided by financing activities        2,449      111,323
DISCONTINUED OPERATIONS:
 Dividend received from discontinued
   operations . . . . . . . . . . . . . . . .                  15,000
                                              ----------   ----------
Increase (decrease) in cash and equivalents .    (33,723)     120,741
Cash and equivalents, beginning of period . .    192,078       25,953
                                              ----------   ----------
Cash and equivalents, end of period . . . . . $  158,355   $  146,694
                                              ==========   ==========

See accompanying notes.

Bally Entertainment Corporation
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS--(continued)
(unaudited)
                                                     Six months ended
                                                              June 30
                                              -----------------------
                                                    1994         1993
- ---------------------------------------------------------------------
                                                       (In thousands)
SUPPLEMENTAL CASH FLOWS INFORMATION:

  Changes in operating assets and
    liabilities were as follows--
      (Increase) decrease in receivables. . . $    2,676   $   (1,222)
      (Increase) decrease in other current
        assets and other assets . . . . . . .     (8,363)       5,859
      Decrease in accounts payable
        and accrued liabilities . . . . . . .    (13,065)      (5,550)
      Increase (decrease) in income
        taxes payable . . . . . . . . . . . .     (5,828)      34,438
      Decrease in other long-term
        liabilities . . . . . . . . . . . . .       (733)     (16,081)
                                              ----------   ----------
                                              $  (25,313)  $   17,444
                                              ==========   ==========

  Cash payments for interest and income
    taxes for continuing operations
    were as follows--
      Interest paid . . . . . . . . . . . . . $   58,872   $   33,820
      Interest capitalized. . . . . . . . . .     (1,386)         (24)
      Income taxes paid (net of refunds). . .     19,415        8,767

  Investing and financing activities exclude
    the following non-cash activities--
      Capital contribution to Bally's
        Health & Tennis Corporation
        (forgiveness of income tax
         obligation). . . . . . . . . . . . . $   15,000   $
      Reduction in income taxes receivable
        from Bally's Health & Tennis
        Corporation . . . . . . . . . . . . .     10,861        3,168
      Purchase of marketable securities
        on margin . . . . . . . . . . . . . .      7,229
      Accrued purchases of property
        and equipment . . . . . . . . . . . .      3,216
      Unsettled purchases of Bally's Grand,
         Inc. common stock. . . . . . . . . .                   6,087
      Issuance of common stock in
        satisfaction of preferred stock
        dividends and other obligations . . .                   2,704


See accompanying notes.

Bally Entertainment Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands except per share data) (unaudited)


Basis of presentation

The condensed consolidated financial statements include the accounts of Bally Entertainment Corporation ("Bally") and the subsidiaries which it controls (collectively, the "Company"). The condensed consolidated financial statements have been presented (after restatement of prior period financial statements) to reflect Bally's Health & Tennis Corporation ("Bally's Health & Tennis"), which operates the nation's largest chain of fitness centers, as a discontinued operation because of Bally's plan to spin-off its fitness centers segment (see "Discontinued operations"). As a result, the Company's continuing operations comprise one industry segment, with all significant revenues arising from its casino operations and, where applicable, supporting hotel operations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated statement of financial position of the Company at June 30, 1994, its condensed consolidated statements of operations for the three and six months ended June 30, 1994 and 1993, its condensed consolidated statement of stockholders' equity for the six months ended June 30, 1994 and its condensed consolidated statement of cash flows for the six months ended June 30, 1994 and 1993. All such adjustments were of a normal recurring nature, except for those adjustments required to present Bally's Health & Tennis as a discontinued operation, reflect refinancings of indebtedness of several subsidiaries and to apply the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" (see "Income taxes").

Certain reclassifications have been made to prior period financial statements to conform with the 1994 presentation.


Seasonal factors

The Company's operations are subject to seasonal factors and, therefore, the results of operations for the three and six months ended June 30, 1994 and 1993 are not necessarily indicative of the results of operations for the full year.


Marketable securities

Marketable securities consist of common stock of a publicly-traded gaming company purchased by a subsidiary of Bally's Grand, Inc. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", these securities are available-for-sale securities and are carried at fair value with the unrealized holding loss reported as a direct charge to retained earnings. At June 30, 1994, the cost of this common stock exceeded its fair value by $398, based on the published quoted market closing price of such stock on that date.
In July 1994, these shares were sold, which resulted in a gain of $3,494 before income taxes and minority interests.


Acquisition of Bally's Grand, Inc.

On August 20, 1993 (the "Effective Date"), the Fifth Amended Plan of Reorganization (the "Chapter 11 Plan") of Bally's Grand, Inc. (a company originally acquired by Bally in 1986 which owns and operates the casino resort in Las Vegas, Nevada known as "Bally's Las Vegas") became effective and Bally's Grand, Inc. emerged from bankruptcy. For almost two years prior thereto, Bally's Grand, Inc. operated its business and managed its properties as a debtor-in-possession under chapter 11 of title 11 of the United States Code. On the Effective Date, Bally relinquished all of its equity interest in Bally's Grand, Inc. and Bally's net intercompany receivable from Bally's Grand, Inc. was cancelled and extinguished. Bally's investment in and advances to Bally's Grand, Inc. were written down to zero in 1990. Also, Bally did not provide any type of guarantee or commitment to Bally's Grand, Inc. nor did it assume any other obligation of Bally's Grand, Inc. in connection with the Chapter 11 Plan. Accordingly, the Company did not reflect any equity in earnings of Bally's Grand, Inc. for the period from January 1, 1991 through the Effective Date.

During 1993, Bally's Casino Holdings, Inc. ("Casino Holdings") and another subsidiary of Bally acquired approximately 5.2 million shares (approximately 54% of the shares outstanding at June 30, 1994) of reorganized Bally's Grand, Inc. common stock in several transactions in exchange for $41,714 in cash and 1,752,400 shares of Bally Gaming International, Inc. ("Gaming") common stock. In addition, during the six months ended June 30, 1994, Bally's Grand, Inc. repurchased 949,579 shares of its common stock for $11,549 in cash. The acquisitions of Bally's Grand, Inc. common stock have been recorded using the purchase method of accounting and the excess of the purchase price over the estimated fair value of net assets acquired of $21,586 is being amortized using the straight-line method over 20 years. Bally's Grand, Inc. has been consolidated since December 1993 as a result of Bally's controlling interest.

The following unaudited pro forma summary consolidated results of operations of the Company for the three and six months ended June 30, 1993 was prepared to give effect to the acquisition of the controlling interest in reorganized Bally's Grand, Inc. as if the acquisition had occurred as of January 1, 1993. The pro forma results have been prepared for comparative purposes only and do not purport to present what the Company's results of operations would actually have been if the acquisition had in fact occurred at such date or to project the Company's results of operations for any future period. In addition, the pro forma summary consolidated results of operations of the Company include adjustments to the historical results of operations of Bally's Grand, Inc. which principally reflect: (i) the elimination of the reorganization items of Bally's Grand, Inc., (ii) the effects of transactions related to the reorganization of Bally's Grand, Inc. pursuant to the Chapter 11 Plan, (iii) the effects of the adoption of "fresh-start reporting" and (iv) the income tax effects of the pro forma adjustments. The pro forma summary consolidated results of operations is based upon available information and upon certain assumptions that management believes are reasonable.

                                 Three months ended  Six months ended
                                      June 30, 1993     June 30, 1993
                                 ------------------  ----------------

Revenues. . . . . . . . . . . . . .      $  215,344        $  417,489
Operating income. . . . . . . . . .          38,535            70,823
Income from continuing operations .           4,757             5,532
Net income (loss) . . . . . . . . .           1,954           (31,608)
Per common share:
  Income from continuing operations      $      .09        $      .09
  Net income (loss) . . . . . . . .             .03              (.71)


Income taxes

Effective January 1, 1993, the Company changed its method of accounting for income taxes as required by SFAS No. 109. The cumulative effect on prior years of this change in accounting for income taxes was a charge of $28,197.

For the three and six months ended June 30, 1994, the effective rate of the income tax benefit (provision) differed from the U.S. statutory tax rate (35%) due principally to state income taxes and nondeductible goodwill amortization offset, in part, by adjustments of prior years' taxes. For the three and six months ended June 30, 1993, the effective rate of the income tax provision differed from the U.S. statutory tax rate (34%) due principally to nondeductible goodwill amortization and state income taxes.

The decline in net deferred income taxes during the six months ended June 30, 1994 arose principally from losses during the period (the tax benefits of which were applied against deferred income taxes) and adjustments resulting from the settlement of disputed tax matters. See "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q for a description of this settlement of previously disclosed tax claims.

Long-term debt

The carrying amounts of the Company's long-term debt at June 30, 1994 and December 31, 1993 are as follows:

                                                 June 30  December 31
                                                    1994         1993
                                              ----------  -----------
Bally Entertainment Corporation:
 6% Convertible Subordinated Debentures
   due 1998 . . . . . . . . . . . . . . . .   $   16,382   $   18,969
 10% Convertible Subordinated Debentures
   due 2006 . . . . . . . . . . . . . . . .       85,000       85,000
Bally's Casino Holdings, Inc.:
 Senior Discount Notes due 1998 . . . . . .      146,737      139,418
Bally's Park Place, Inc.:
 Revolving credit agreement . . . . . . . .                     2,000
 9-1/4% First Mortgage Notes due 2004 . . .      425,000
 11-7/8% First Mortgage Notes due 1999. . .                   350,000
 Other  . . . . . . . . . . . . . . . . . .        2,747        2,771
GNAC, CORP.:
 Revolving credit agreement . . . . . . . .        4,000
 10-5/8% First Mortgage Notes due 2003
  (less unamortized discount of $1,891
   and $1,873). . . . . . . . . . . . . . .      273,109      273,127
Bally's Grand, Inc.:
 10-3/8% First Mortgage Notes due 2003. . .      315,000      315,000
Belle of Orleans, L.L.C.:
 Construction loan. . . . . . . . . . . . .        1,907
                                              ----------   ----------
Total long-term debt. . . . . . . . . . . .    1,269,882    1,186,285
Current maturities of long-term debt. . . .       (9,044)      (7,631)
                                              ----------   ----------
Long-term debt, less current
 maturities . . . . . . . . . . . . . . . .   $1,260,838   $1,178,654
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

In June 1994, Belle of Orleans, L.L.C. ("Belle") entered into an agreement for a construction loan generally not to exceed $21,791. The construction loan is available for fifteen months, provides for interest on borrowings at the rate of 1% above a bank's stated prime rate (8.25% at June 30, 1994) and is guaranteed by Bally. Borrowings under the construction loan are being used by Belle to fund a substantial portion of the payments for construction of a riverboat casino for operation in New Orleans, Louisiana. Also in June 1994, Belle received a commitment from another lender that will enable Belle to convert the borrowings outstanding under the construction loan into a five-year term loan upon completion of the riverboat casino.


Earnings (loss) per common share

Earnings (loss) per common share is computed by dividing net income
(loss) applicable to common stock by the weighted average number of shares of common stock outstanding totalling 46,900,811 and 46,495,554 for the three months ended June 30, 1994 and 1993, respectively, and 46,894,475 and 46,310,534 for the six months ended June 30, 1994 and 1993, respectively.


Discontinued operations

On June 28, 1994, Bally's Board of Directors (the "Board") approved a plan to spin-off Bally's Health & Tennis (the "Spin-off"). The Spin-off is expected to be accomplished by distributing all of the stock of Bally's Health & Tennis to Bally's stockholders and Bally's Health & Tennis' management and employee related plans. The Spin-off is subject to satisfaction of certain conditions. As a result of the Board's action regarding the Spin-off, during the three months ended June 30, 1994, the Company recorded a charge of $23,731 ($.51 per share), net of income taxes of $4,071, to provide for estimated operating losses until disposal (which is tentatively scheduled for December 1994).

The investment in and net advances to discontinued operations at June 30, 1994 and December 31, 1993 consists of:

                                              June 30     December 31
                                                 1994            1993
                                            ---------     -----------

Investment in fitness centers segment . . . $ 213,038      $ 258,898
Income taxes receivable from
  fitness centers segment . . . . . . . . .    69,759         85,474
                                            ---------      ---------
                                            $ 282,797      $ 344,372
                                            =========      =========


Summarized financial information of the fitness centers segment follows:

                                              June 30     December 31
                                                 1994            1993
                                            ---------     -----------
Financial position:

Current assets. . . . . . . . . . . . . . . $ 188,471      $ 208,282
Property and equipment, net . . . . . . . .   400,400        415,002
Total assets. . . . . . . . . . . . . . . .   870,082        924,555
Current liabilities . . . . . . . . . . . .   227,121        213,498
Long-term debt, less current maturities . .   297,333        305,735
Total liabilites. . . . . . . . . . . . . .   657,044        665,657


                            Three months ended      Six months ended
                                       June 30               June 30
                         ---------------------  --------------------
                              1994       1993        1994       1993
                         ---------------------  --------------------

Results of operations:

Revenues. . . . . . . .  $ 160,872  $ 178,759   $ 344,711  $ 378,480
Operating income (loss)    (32,126)     3,600     (26,239)    20,704
Income (loss) before
  extraordinary item
  and cumulative effect
  on prior years of change
  in accounting for income
  taxes . . . . . . . .    (27,367)    (2,803)    (22,360)       865

Bally Entertainment Corporation
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


RESULTS OF CONTINUING OPERATIONS

As discussed in "Basis of presentation" in Notes to condensed consolidated financial statements of this Form 10-Q, Bally's Health & Tennis has been reflected as a discontinued operation as a result of the planned Spin-off. Accordingly, the following discussion and analysis of financial condition and results of operations is that of the Company's continuing operations.


Quarter Versus Quarter

Revenues of the Company for the second quarter of 1994 were
$238.4 million compared to $150.5 million for the 1993 period, an
increase of $87.9 million (58%).   Operating income for the 1994 quarter
was $42.2 million compared to $30.8 million for 1993, an increase of $11.4 million (37%). These increases principally reflect the expansion of the Company's gaming business into Las Vegas, Nevada (Bally's Grand, Inc. has been consolidated since December 1993) and Tunica, Mississippi (Bally's Saloon and Gambling Hall ("Bally's Tunica") commenced operations in December 1993).


Atlantic City

Revenues of Bally's Park Place for the second quarter of 1994 were $96.1 million compared to $89.5 million for the 1993 period, an increase of $6.6 million (7%). Casino revenues for the 1994 period were $80.9 million compared to $75.8 million in the 1993 period, an increase of $5.1 million (7%). Slot revenues increased $2.0 million (4%) due to a 13% increase in slot handle (volume) offset, in part, by a decline in the slot win percentage from 9.8% in the second quarter of 1993 to 9.0% in 1994. During the twelve months ended June 30, 1994, Bally's Park Place added 205 slot machines (an 11% increase). Table game revenues, excluding poker, increased $1.7 million (8%) from the 1993 period due to a 5% increase in the drop (amount wagered) and an increase in the hold percentage from 16.3% in the second quarter of 1993 to 17.3% in the 1994 period. Bally's Park Place's poker operations, which commenced in July 1993, contributed $1.2 million to its casino revenues for the second quarter of 1994. Other revenues increased $1.0 million (54%) due to higher entrance fees for promotional events and dividends from a multi-casino linked progressive trust. Operating income of Bally's Park Place for the second quarter of 1994 was $27.1 million compared to $24.2 million for the 1993 period, an increase of $2.9 million (12%) due to the aforementioned increase in revenues offset, in part, by a $3.7 million (6%) increase in operating expenses. Casino expenses increased $3.0 million (10%) due to salaries, benefits and other costs associated with the operation of poker and introduction of horse race simulcasting and keno in the 1994 period, and expanded marketing and promotional efforts.

Revenues of The Grand for the second quarter of 1994 were $64.3 million compared to $58.2 million for 1993, an increase of $6.1 million (10%). Casino revenues for the 1994 period were $59.0 million compared to
$52.0 million in the 1993 period, an increase of $7.0 million (13%). Table game revenues increased $5.5 million (30%) due to a 15% increase in the drop and an increase in the hold percentage from 15.1% in the second quarter of 1993 to 17.1% in the 1994 period. Slot revenues increased $1.5 million (4%) due to a 9% increase in slot handle and approximately $1.2 million from the discontinuation of certain progressive slot jackpots in the second quarter of 1994 offset, in part, by a decline in the slot win percentage from 9.7% in the 1993 period to 8.8% in 1994. Operating income of The Grand for the second quarter of 1994 was $6.6 million compared to $5.6 million for the 1993 period, an increase of $1.0 million (18%) due to the aforementioned increase in revenues offset, in part, by a $5.1 million (10%) increase in operating
expenses.   Casino expenses increased $4.4 million (15%) due to
increases in payroll and payroll-related expenses and the provision for doubtful receivables and the increased costs of providing complimentary services in conjunction with increased table games volume and marketing efforts associated with the comprehensive marketing program which The Grand introduced in July 1993. In addition, depreciation and amortization for the second quarter of 1994 includes a $1.2 million charge for the accelerated depreciation of certain slot machines associated with a casino floor reconfiguration.

Management believes that the reduced rate of slot revenue growth in the Atlantic City market, in conjunction with the expanded number of slot machines resulting in a lower win per slot machine, has caused and will continue to cause intense promotional efforts to attract slot players as the Company's Atlantic City casinos and their competitors seek to expand their share of slot revenues and maximize the utilization of their slot machine inventory. Further, as a result of the aggressive competition for slot patrons, the Atlantic City slot win percentage has declined. Management believes that the slot win percentage will continue to be subject to competitive pressure and may further decline. However, the addition of poker, horse race simulcasting and keno over the last year has had a favorable impact on the Atlantic City gaming environment. The Company believes its Atlantic City casinos are well-positioned to compete for their share of casino revenues by continuing to offer attractive promotional slot and table game programs and special events. During the second quarter of 1994, The Grand reconfigured its casino floor, widening the aisles and replacing the majority of its slot machine inventory with state-of-the-art slot machines with bill validators. In June 1994, Bally's Park Place expanded its gaming space by 8,700 square feet to operate horse race simulcasting and keno, and to relocate and expand its poker operations. Effective July 1, 1994, Bally's Park Place placed in operation an additional 120 high denomination slot machines in the gaming space formerly occupied by its poker operations.


Las Vegas

Revenues of Bally's Grand, Inc. for the second quarter of 1994 were $65.0 million. Casino revenues were $31.3 million, which primarily consisted of table game revenues of $15.7 million and slot revenues of $14.2 million. Table game drop and slot handle for the second quarter of 1994 were $93.2 million and $218.8 million, respectively, with hold and win percentages of 16.8% and 6.5%, respectively. Rooms revenue was $14.9 million and food and beverage revenues were $8.9 million. Other revenues, primarily from entertainment, were $9.9 million. Operating income of Bally's Grand, Inc. for the second quarter of 1994 was $8.8 million.

Three new major casino hotels opened for business in Las Vegas during the latter part of 1993. The three new properties include 370,000 total square feet of casino space, 10,400 total hotel guest rooms and a theme park. Management believes that the additional capacity resulting from the opening of these new properties has had and will continue to have a negative impact on Bally's Grand, Inc., but over the long term, management believes that Bally's Grand, Inc. will benefit from the increase in the number of visitors to Las Vegas that these new properties are expected to attract, particularly after completion of certain major capital improvements that Bally's Grand, Inc. has commenced and, in some instances, completed.


Tunica

Revenues of Bally's Tunica for the second quarter of 1994 were $12.0 million. Casino revenues were $11.9 million, which consisted of slot revenues of $8.8 million and table game revenues of $3.1 million. Slot handle and table game drop for the second quarter of 1994 were $102.3 million and $13.0 million, respectively, with win and hold percentages of 8.6% and 22.6%, respectively. Operating income of Bally's Tunica for the second quarter of 1994 was $2.0 million.

Revenues of Bally's Tunica for the second quarter of 1994 decreased
$3.9 million (25%) from the first quarter of 1994 due primarily to increased competition. Including Bally's Tunica, nine gaming facilities are presently operating in Tunica County, Mississippi. The Mississippi gaming legislation does not limit the number of licenses that may be granted and, as of August 1, 1994, 33 gaming operators' licenses had been issued and approximately 35 additional operators' applications were pending before the Mississippi Gaming Commission. Approximately 10 of these operators' applications are for facilities located in Tunica County, Mississippi. Facilities which have already commenced or subsequently commence operations in or near the Tunica gaming market present significant competition for Bally's Tunica. The unlimited number of gaming licenses which may be granted could result in a saturation of gaming facilities in or near the Tunica market. If such saturation occurred, management believes it would have a negative impact on the operations of Bally's Tunica.


Corporate

Revenues for the second quarter of 1994 were $.8 million compared to $2.3 million in the 1993 period, a decrease of $1.5 million due principally to a reduction in interest and other income from subsidiaries.

Operating loss for the second quarter of 1994 was $.5 million compared to operating income of $2.2 million in the 1993 period, a decrease of $2.7 million due primarily to the aforementioned decrease in revenues and a $1.5 million increase in general and administrative expenses. General and administrative expenses in the 1993 period were positively impacted by the reversal of a $1.0 million accrual no longer deemed necessary.


Six Months Versus Six Months

Revenues of the Company for the six months ended June 30, 1994 were $450.7 million compared to $286.7 million for 1993, an increase of $164.0 million (57%). Operating income for the 1994 period was $61.4 million compared to $52.5 million for 1993, an increase of $8.9 million (17%). These increases principally reflect the aforementioned expansion of the Company's gaming business.


Atlantic City

Atlantic City's 1994 and 1993 first quarters were both negatively impacted by severe weather conditions in the northeastern United States, however management believes the severity, duration and number of storms in 1994 had a more dramatic impact on attendance and operating performance than in 1993.

Revenues of Bally's Park Place for the six months ended June 30, 1994 were $172.4 million compared to $165.6 million for the 1993 period, an increase of $6.8 million (4%). Casino revenues for the 1994 period were $146.6 million compared to $141.2 million in 1993, an increase of $5.4 million (4%). Table game revenues, excluding poker, increased
$3.2 million (8%) from the 1993 period due to a 3% increase in the drop and an increase in the hold percentage from 16.3% in the 1993 period to 16.9% in 1994. Bally's Park Place's poker operations, which commenced in July 1993, contributed $2.4 million to its casino revenues for the six months ended June 30, 1994. These revenue increases were partially offset by a slot revenue decrease of $.3 million caused by a decline in the slot win percentage from 9.8% in the 1993 period (which includes the positive impact from the discontinuation of certain progressive linked jackpots) to 8.9% in 1994 substantially offset by a 10% increase in slot handle. Other revenues increased $.9 million (23%) due to higher entrance fees for promotional events and dividends from a multi-casino linked progressive trust. Operating income of Bally's Park Place for the six months ended June 30, 1994 was $36.3 million compared to $39.4 million for the 1993 period, a decrease of $3.1 million (8%) as a $9.9 million (8%) increase in operating expenses exceeded the aforementioned revenue increase. Casino expenses increased $5.2 million (9%) due to salaries, benefits and other costs associated with the operation of poker and the introduction of horse race simulcasting and keno in the 1994 period, and expanded marketing and promotional efforts. Depreciation and amortization increased $2.2 million (17%) primarily due to accelerated depreciation associated with the planned replacement of certain casino equipment in 1994. In addition, the 1993 period included the recognition of a non-recurring benefit related to the settlement of amounts owed to a former executive who retired in January 1993.

Revenues of The Grand for the six months ended June 30, 1994 were $114.8 million compared to $114.3 million for 1993, an increase of $.5 million. Casino revenues for the 1994 period were $104.6 million compared to $102.2 million in 1993, an increase of $2.4 million (2%). Table game revenues increased $4.0 million (10%) due to a 17% increase in the drop offset, in part, by a decline in the hold percentage from 17.0% in the 1993 period to 16.0% in 1994. Slot revenues decreased $1.6 million (3%) due primarily to a decline in the slot win percentage from 9.7% in the 1993 period to 8.9% in 1994 offset, in part, by a 5% increase in slot handle. Slot revenues include approximately
$1.5 million and $1.2 million from the discontinuation of certain progressive slot jackpots in the 1994 and 1993 periods, respectively. Operating income of The Grand for the six months ended June 30, 1994 was $3.8 million compared to $11.2 million for the 1993 period, a decrease of $7.4 million (66%) due primarily to a $7.9 million (8%) increase in operating expenses. Casino expenses increased $7.2 million (12%) primarily due to an increase in payroll and payroll-related expenses and the provision for doubtful receivables and the increased costs of providing complimentary services and other promotional expenses in conjunction with the aforementioned comprehensive marketing program. In addition, depreciation and amortization for the 1994 period includes a $1.2 million charge for the accelerated depreciation of certain slot machines associated with the aforementioned casino floor reconfiguration.


Las Vegas

Revenues of Bally's Grand, Inc. for the six months ended June 30, 1994 were $133.8 million. Casino revenues were $64.8 million, which primarily consisted of table game revenues of $34.8 million and slot revenues of $26.5 million. Table game drop and slot handle for the six months ended June 30, 1994 were $210.9 million and $411.5 million, respectively, with hold and win percentages of 16.5% and 6.4%, respectively. Rooms revenue was $30.5 million and food and beverage revenues were $18.9 million. Other revenues, primarily from entertainment, were $19.6 million. Operating income of Bally's Grand, Inc. for the six months ended June 30, 1994 was $20.8 million.


Tunica

Revenues of Bally's Tunica for the six months ended June 30, 1994 were $27.9 million. Casino revenues were $27.6 million, which consisted of slot revenues of $19.1 million and table game revenues of $8.5 million. Slot handle and table game drop for the six months ended June 30, 1994 were $213.4 million and $34.3 million, respectively, with win and hold percentages of 8.9% and 23.7%, respectively. Operating income of Bally's Tunica for the six months ended June 30, 1994 was $3.1 million, which is net of the remaining amortization of $3.3 million of pre-opening costs.


Corporate

Revenues for the six months ended June 30, 1994 were $1.5 million compared to $5.9 million in the 1993 period, a decrease of $4.4 million. The decline in revenues was principally due to a $1.9 million reduction in interest and other income from subsidiaries and the 1993 period including nonrecurring income of $2.5 million ($1.7 million for the forgiveness of a tax liability previously owed to Gaming and $.8 million for insurance recoveries).

Corporate operated at breakeven for the six months ended June 30, 1994 compared to operating income of $2.9 million in the 1993 period. The decline in operating income was due principally to the aforementioned decline in revenues offset, in part, by the 1993 period including a $1.7 million nonrecurring charge related to the accelerated vesting of stock options.


Interest Expense

Interest expense, net of capitalized interest, was $31.8 million in the second quarter of 1994 compared to $19.5 million in the 1993 period, an increase of $12.3 million (63%). For the six months ended June 30, 1994, net interest expense was $65.1 million compared to $41.2 million in the 1993 period, an increase of $23.9 million (58%). These increases were due principally to higher average levels of debt, primarily resulting from the issuance of the Casino Holdings Senior Discount Notes due 1998 (the "Senior Discount Notes") in June 1993 and the consolidation of Bally's Grand, Inc. effective December 1993, offset, in part, by lower average interest rates.


LIQUIDITY AND CAPITAL RESOURCES


Parent Company

Bally is a holding company without operations of its own. Nevertheless, Bally has certain cash obligations that must be satisfied by obtaining cash from its subsidiaries or disposing of or leveraging certain assets. Bally's corporate cash operating costs for the remainder of 1994 are expected to be substantially recovered by allocations to its subsidiaries. Bally has debt service and preferred stock dividend cash requirements of approximately $11 million for the remainder of 1994. Cash requirements for Bally for the remainder of 1994 also include income tax payments, which management estimates to be approximately
$5 million, net of refunds and amounts to be collected from subsidiaries pursuant to tax sharing agreements. In August 1994, the Company was authorized by the Board to repurchase on the open market up to 2 million shares of its common stock.

As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1993, the Internal Revenue Service ("IRS") has completed an audit of the federal income tax returns of certain of the Company's fitness center subsidiaries for periods ending on the day these subsidiaries were acquired. Among other things, the IRS asserted that these subsidiaries owed additional taxes and interest with respect to issues arising pursuant to the Company's election in 1983 to treat the purchases of stock of these subsidiaries as if they were purchases of assets. In May 1994, the Company and the IRS reached a settlement with respect to this matter, which will result in the payment of approximately $4 million in taxes plus accrued interest, each of which is included in the aforementioned estimated income tax payments for the remainder of 1994.

Sources of cash available to Bally are generally limited to existing cash balances ($11.9 million at June 30, 1994), dividends, management fees or cost allocations to subsidiaries, receipts pursuant to tax sharing agreements, capital transactions and asset sales. Each of Bally's principal operating subsidiaries presently have debt covenants which limit the payment of dividends to Bally and the redemption of stock owned by Bally. Under the terms of the Senior Discount Notes, an amount equal to dividends paid pursuant to a net income test by Bally's Park Place to Casino Holdings may be declared as a dividend by Casino Holdings and paid to Bally. In February 1994, a $.6 million dividend was paid by Bally's Park Place to Casino Holdings and by Casino Holdings to Bally. As of June 30, 1994, approximately $5 million was available to Bally's Park Place for the payment of dividends to Bally through Casino Holdings pursuant to the net income test. Additional dividends may be available from Casino Holdings and are generally limited to 50% of its consolidated net income exclusive of income attributable to Bally's Park Place. Dividends from other subsidiaries are not expected during the remainder of 1994. In addition, a subsidiary of Casino Holdings has an obligation to Bally of approximately $18 million to be paid during the remainder of 1994 for shares of Bally's Grand, Inc. common stock purchased from Bally during 1993. Bally believes that it will be able to satisfy its cash needs for the remainder of 1994, but remains dependent upon the ability of its subsidiaries to pay dividends and allocations to meet its cash requirements in the future.


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

Sources of cash available to Casino Holdings are generally limited to existing cash balances ($36.7 million at June 30, 1994) and loan repayments, dividends and management fees from subsidiaries. Bally's Park Place and Bally's Grand, Inc. are both limited with respect to amounts which may be paid as dividends to Casino Holdings under the terms of their respective public debt indentures. In March 1994, Bally's Park Place paid a $30 million dividend to Casino Holdings from a portion of the proceeds of the sale of its 9-1/4% Notes, which is not available to be paid by Casino Holdings to Bally. Bally's Grand, Inc. is not expected to pay dividends or make any other distributions on its common stock to Casino Holdings in 1994. Bally's Tunica, which commenced operations in December 1993 and generated cash flows from operations during the first six months of 1994, is expected to generate additional but lower cash flows from operations for the remainder of 1994 due to the effects of increased competition. Although Casino Holdings believes it will be able to satisfy its cash needs for the remainder of 1994, Casino Holdings remains dependent upon the ability of its subsidiaries to generate cash to repay advances and pay dividends in the future.

Bally's Park Place. Bally's Park Place has no scheduled principal payments under its public indebtedness until 2004, and its scheduled principal payments under other indebtedness outstanding at June 30, 1994 are not significant. Management expects to make capital expenditures of approximately $5 million for the remainder of 1994 for the completion of casino expansion and reconfiguration, construction of a new players lounge and other public area improvements necessary to maintain the facility. As of June 30, 1994, Bally's Park Place had an unused line of credit totalling $50 million. The Company believes that Bally's Park Place will be able to satisfy its debt service and capital expenditure requirements for the remainder of 1994 out of cash flow from operations.

Bally's Grand, Inc. Bally's Grand, Inc. has no scheduled principal payments on its indebtedness outstanding at June 30, 1994 until 2003, however, it expects to complete several major capital improvements during the remainder of 1994 and in 1995. In July 1994, Bally's Las Vegas completed the construction of improvements to its frontage area along the Strip. These improvements included moving walkways to transport patrons to and from Bally's Las Vegas' main entrance at a total cost of approximately $15 million. Currently, through a joint venture formed with a subsidiary of MGM Grand, Inc., Bally's Grand, Inc. is committed to jointly construct (with completion expected in mid-1995) and operate a monorail that will transport passengers between Bally's Las Vegas and The MGM Grand Hotel and Theme Park. Bally's Las Vegas expects its portion of the cost of this project to be approximately
$14 million of which approximately $6 million was expended as of June 30, 1994. Other capital projects planned for 1994 with completion expected in 1995 include the renovation of additional hotel rooms and corridors, the lower level shopping arcade and other public areas which, in total, are estimated to cost approximately $26 million, of which approximately $8 million is expected to be expended during the remainder of 1994 and the balance during 1995. In addition, annual capital expenditures approximating $8 million are required to maintain Bally's Las Vegas in first-class condition. The Company believes that Bally's Grand, Inc. will be able to satisfy its debt service and capital expenditure requirements for the remainder of 1994 out of existing cash balances ($74.3 million at June 30, 1994) and cash flow from operations.

Bally's Tunica. The total cost to construct and equip Bally's Tunica was approximately $39 million, which was advanced by Casino Holdings in 1993 and is currently being repaid in 1994 out of available cash flow. Bally's Tunica may seek third party financing to replace part or all of Casino Holdings' capital investment in Bally's Tunica. However, there can be no assurance that third party financing will be available on terms favorable to Bally's Tunica. Bally's Tunica expects capital expenditures during the remainder of 1994 to be insignificant.

Other. A subsidiary of Casino Holdings owns an equity interest of approximately 50% in Belle. In August 1993, the Casino Holdings subsidiary entered into a formal operating agreement for the capitalization and development of Belle. Simultaneously, Casino Holdings and Belle entered into a management agreement with a term of five years and an option for a second five-year term granting responsibility for the development and management of Belle to Casino Holdings. In March 1994, the Louisiana Riverboat Gaming Commission awarded Belle a permanent operating license. Casino Holdings will receive management fees based on a percentage of the earnings of Belle. Construction of the riverboat commenced in January 1994 and operations are expected to begin in early 1995. Management estimates that not substantially more than $55 million will be needed to develop Belle, and anticipates the cost will be substantially funded by third party financing (as described in "Long-term debt" in Notes to condensed consolidated financial statements of this Form 10-Q, Belle has already obtained financing for approximately $22 million). There can be no assurance that additional third party financing will be available on terms favorable to Belle. Management anticipates the remainder of any development costs to be funded by Casino Holdings.

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

The Grand

The Grand has no scheduled principal payments under its public indebtedness until 2003, and owes $4 million at June 30, 1994 under its revolving credit agreement. Management expects to make capital expenditures of almost $4 million in the remainder of 1994 for certain public area improvements. As of June 30, 1994, The Grand had an unused line of credit totalling $16 million. The Company believes The Grand will be able to satisfy its debt service and capital expenditure requirements for the remainder of 1994 out of cash flow from operations.

Bally Entertainment Corporation
PART II.  OTHER INFORMATION

Item 1. Legal proceedings

        See "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q for a description of the settlement of previously disclosed tax claims.

Item 4. Submission of matters to a vote of security holders.

        At the annual meeting of stockholders held on May 17, 1994, the stockholders considered and voted on the following items:

  (a) Three persons nominated by the Board of Directors for election as directors of Class II for a three-year term expiring in 1997 or until their successors have been duly elected, along with the voting results which resulted in each nominee being elected as a director, were as follows:


                                   Votes            Votes
             Nominee               cast for         withheld
             -------               ----------       ---------

           George N. Aronoff       40,275,263       1,132,616
           Patrick L. O'Malley     40,275,900       1,131,979
           Rocco J. Marano         40,258,598       1,149,281

  (b)   An amendment to the Company's Restated Certificate of
        Incorporation to change the Company's name from Bally
        Manufacturing Corporation to Bally Entertainment Corporation, and the voting results which resulted in the adoption of the amendment, were as follows:

             Votes cast for        Votes against    Abstentions
             --------------        -------------    -----------
               40,663,688             491,786         252,405


  (c) The Company's 1993 Non-Employee Directors' Stock Option Plan (the "1993 Plan"), and the voting results which resulted in the adoption of the 1993 Plan, were as follows:

             Votes cast for        Votes against    Abstentions
             --------------        -------------    ----------
               37,769,611            3,155,156        483,112

  (d) The Company's Employee Stock Purchase Plan (the "Stock Purchase Plan"), and the voting results which resulted in the adoption of the Stock Purchase Plan, were as follows:

             Votes cast for        Votes against    Abstentions
             --------------        -------------    -----------
               39,577,503            1,411,546        418,830

Bally Entertainment Corporation
PART II.  OTHER INFORMATION--(continued)


  (e) An amendment to the Company's 1989 Incentive Plan to increase the number of shares reserved for issuance under such plan and to limit the number of options, stock appreciation rights or options in tandem with stock appreciation rights that may be granted during any one calendar year to certain executive officers of the Company, and the voting results which resulted in the adoption of the amendment, were as follows:

             Votes cast for        Votes against    Abstentions
             --------------        -------------    -----------
               32,563,408            8,363,550          480,921


  (f) A stockholder proposal relating to long-term compensation awards for executive officers, and the voting results which resulted in the defeat of the proposal, were as follows:


             Votes cast for        Votes against    Abstentions
             --------------        -------------    -----------
                5,062,172           17,134,762        1,386,801

Item 6.     Exhibits and reports on Form 8-K

  (a)       Exhibits:

            No exhibits are required with this filing.

  (b)       Reports on Form 8-K:

             Date                 Item          Financial statements
        ----------------       ----------       --------------------
        May 19, 1994            #5 and #7       None
        May 20, 1994            #5 and #7       None

                                SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                   BALLY ENTERTAINMENT CORPORATION
                                   -------------------------------
                                              Registrant





                                         /s/   John W. Dwyer
                                   -------------------------------
                                            John W. Dwyer
                                             Vice President
                                        and Corporate Controller
                                       (Chief Accounting Officer)





Dated:  August 15, 1994