Form 10-Q
period 1994-09-30
BALLY ENTERTAINMENT CORP
filed 1994-11-14
CIK 9435

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended September 30, 1994


                                      or


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


Yes:   X       No:



As of November 1, 1994, 46,928,660 shares of the registrant's Common Stock, par value $.66-2/3, were outstanding.

                       BALLY ENTERTAINMENT CORPORATION

                                    INDEX



PART I.  FINANCIAL INFORMATION

   Item 1.  Financial statements:

     Condensed consolidated balance sheet (unaudited)
          September 30, 1994 and December 31, 1993

     Condensed consolidated statement of operations
        (unaudited)
          Nine months ended September 30, 1994 and 1993

     Condensed consolidated statement of operations
        (unaudited)
          Three months ended September 30, 1994 and 1993

     Condensed consolidated statement of stockholders'
        equity (unaudited)
          Nine months ended September 30, 1994

     Condensed consolidated statement of cash flows
        (unaudited)
          Nine months ended September 30, 1994 and 1993

     Notes to condensed consolidated financial statements
        (unaudited)

   Item 2.  Management's discussion and analysis of
     financial condition and results of operations


PART II.  OTHER INFORMATION


   Item 1.  Legal proceedings

   Item 6.  Exhibits and reports on Form 8-K


SIGNATURE PAGE

Bally Entertainment Corporation
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
                                           September 30   December 31
                                                   1994          1993
- ---------------------------------------------------------------------
                                                       (In thousands)
                   ASSETS
Current assets:
  Cash and equivalents . . . . . . . . . . . $  174,475    $  192,078
  Receivables, less allowance for doubtful
    accounts ($10,808 and $7,872). . . . . .     29,624        33,747
  Deferred income taxes. . . . . . . . . . .                    4,756
  Other current assets . . . . . . . . . . .     17,761        14,354
                                             ----------    ----------
    Total current assets . . . . . . . . . .    221,860       244,935

Property and equipment, at cost less
  accumulated depreciation ($431,145 and
  $392,028). . . . . . . . . . . . . . . . .  1,198,178     1,177,136
Other assets . . . . . . . . . . . . . . . .     88,754        83,266
Investment in and net advances to
  discontinued operations. . . . . . . . . .    282,797       344,372
Intangible assets, at cost less accumulated
  amortization ($23,350 and $20,208) . . . .    119,746       124,546
                                             ----------    ----------
                                             $1,911,335    $1,974,255
                                             ==========    ==========


     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . . . . . $   10,655    $   33,444
  Income taxes payable . . . . . . . . . . .     18,000        43,674
  Deferred income taxes. . . . . . . . . . .     11,022
  Accrued liabilities. . . . . . . . . . . .    113,072       116,227
  Current maturities of long-term debt . . .      2,858         7,631
                                             ----------    ----------
    Total current liabilities. . . . . . . .    155,607       200,976

Long-term debt, less current maturities. . .  1,264,670     1,178,654
Deferred income taxes. . . . . . . . . . . .    138,990       174,591
Other liabilities. . . . . . . . . . . . . .     12,824        13,509

Minority interests . . . . . . . . . . . . .     35,544        42,384

Stockholders' equity . . . . . . . . . . . .    303,700       364,141
                                             ----------    ----------
                                             $1,911,335    $1,974,255
                                             ==========    ==========

See accompanying notes.

Bally Entertainment Corporation
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
                                                    Nine months ended
                                                         September 30
                                              -----------------------
                                                   1994          1993
- ---------------------------------------------------------------------
                                (In thousands, except per share data)

Revenues . . . . . . . . . . . . . . . . . . $  712,017    $  460,354
Operating costs and expenses . . . . . . . .   (598,437)     (363,741)
                                             ----------    ----------
Operating income . . . . . . . . . . . . . .    113,580        96,613
Gain on sale of equity securities. . . . . .      3,236
Interest expense . . . . . . . . . . . . . .    (97,414)      (65,872)
                                             ----------    ----------
Income from continuing operations before
  income taxes and minority interests. . . .     19,402        30,741
Income tax provision . . . . . . . . . . . .     (8,500)      (14,213)
Minority interests . . . . . . . . . . . . .     (2,607)
                                             ----------    ----------
Income from continuing operations. . . . . .      8,295        16,528
Discontinued operations:
  Loss from operations prior to
    discontinuance . . . . . . . . . . . . .    (22,360)      (10,658)
  Estimated losses through disposal. . . . .    (23,731)
  Gain on sale . . . . . . . . . . . . . . .                    6,215
                                             ----------    ----------
Income (loss) before extraordinary item
  and cumulative effect on prior years
  of change in accounting for income
  taxes. . . . . . . . . . . . . . . . . . .    (37,796)       12,085
Extraordinary loss on extinguishment
  of debt. . . . . . . . . . . . . . . . . .    (20,735)       (8,090)
Cumulative effect on prior years of
  change in accounting for income taxes. . .                  (28,197)
                                             ----------    ----------
Net loss . . . . . . . . . . . . . . . . . .    (58,531)      (24,202)
Preferred stock dividend requirement . . . .     (2,083)       (2,083)
                                             ----------    ----------
Net loss applicable to common stock. . . . . $  (60,614)   $  (26,285)
                                             ==========    ==========
Per common and common equivalent share:
  Income from continuing operations. . . . . $      .14    $      .30
  Discontinued operations--
    Loss from operations prior to
      discontinuance . . . . . . . . . . . .       (.48)         (.22)
    Estimated losses through disposal. . . .       (.51)
    Gain on sale . . . . . . . . . . . . . .                      .13
  Extraordinary loss on extinguishment
    of debt. . . . . . . . . . . . . . . . .       (.44)         (.17)
  Cumulative effect on prior years of
    change in accounting for income taxes. .                     (.58)
                                             ----------    ----------
  Net loss . . . . . . . . . . . . . . . . . $    (1.29)   $     (.54)
                                             ==========    ==========

See accompanying notes.

Bally Entertainment Corporation
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
                                                   Three months ended
                                                         September 30
                                              -----------------------
                                                   1994          1993
- ---------------------------------------------------------------------
                                (In thousands, except per share data)

Revenues . . . . . . . . . . . . . . . . . . $  261,291    $  173,681
Operating costs and expenses . . . . . . . .   (209,073)     (129,521)
                                             ----------    ----------
Operating income . . . . . . . . . . . . . .     52,218        44,160
Gain on sale of equity securities. . . . . .      3,236
Interest expense . . . . . . . . . . . . . .    (32,331)      (24,703)
                                             ----------    ----------
Income from continuing operations before
  income taxes and minority interests. . . .     23,123        19,457
Income tax provision . . . . . . . . . . . .    (10,000)       (8,254)
Minority interests . . . . . . . . . . . . .     (1,349)
                                             ----------    ----------
Income from continuing operations. . . . . .     11,774        11,203
Discontinued operations:
  Loss from operations prior to
    discontinuance . . . . . . . . . . . . .                  (11,523)
  Gain on sale . . . . . . . . . . . . . . .                    6,215
                                             ----------    ----------
Net income . . . . . . . . . . . . . . . . .     11,774         5,895
Preferred stock dividend requirement . . . .       (694)         (694)
                                             ----------    ----------
Net income applicable to common stock. . . . $   11,080    $    5,201
                                             ==========    ==========
Per common and common equivalent share:
  Income from continuing operations. . . . . $      .24    $      .22
  Discontinued operations--
    Loss from operations prior to
      discontinuance . . . . . . . . . . . .                     (.24)
    Gain on sale . . . . . . . . . . . . . .                      .13
                                             ----------    ----------
  Net income . . . . . . . . . . . . . . . . $      .24    $      .11
                                             ==========    ==========

See accompanying notes.

Bally Entertainment Corporation
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)
                                                                 Retained                  Total
                         Series D               Capital in       earnings      Common     stock-
                        preferred     Common     excess of   (accumulated    stock in   holders'
Dollar amounts              stock      stock     par value       deficit)    treasury     equity
- ------------------------------------------------------------------------------------------------
                                                           (In thousands, except per share data)
Balance at
 December 31, 1993 . . . $    694   $ 31,325      $294,413       $ 39,507    $ (1,798)  $364,141
  Net loss . . . . . . .                                          (58,531)               (58,531)
  Preferred stock
   dividends --
    $3.00 per share. . .                                           (2,083)                (2,083)
  Issuance of common
   stock upon conversion
   of preferred stock. .      (10)        14            (4)
  Exercise of stock
   options . . . . . . .                  20           153                                   173
                         --------   --------      --------       --------    --------   --------
Balance at
  September 30, 1994 . . $    684   $ 31,359      $294,562       $(21,107)   $ (1,798)  $303,700
                         ========   ========      ========       ========    ========   ========

                                                          Series D                  Common stock
                                                         preferred        ----------------------
Share amounts                                                stock             Issued   Treasury
- -------------------------------------------------------------------------------------------------
                                                                                  (In thousands)
Balance at December 31, 1993 . . . . . . . . . . . . . .       694             46,986        110
  Issuance of common stock upon
    conversion of preferred stock. . . . . . . . . . . .       (10)                20
  Exercise of stock options. . . . . . . . . . . . . . .                           33
                                                          --------           --------   --------
Balance at September 30, 1994. . . . . . . . . . . . . .       684             47,039        110
                                                          ========           ========   ========

See accompanying notes.

Bally Entertainment Corporation
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
                                                    Nine months ended
                                                         September 30
                                              -----------------------
                                                   1994          1993
- ---------------------------------------------------------------------
                                                       (In thousands)
OPERATING:
 Income from continuing operations . . . . . $    8,295   $    16,528
 Adjustments to reconcile to cash provided--
   Depreciation and amortization . . . . . .     63,076        35,920
   Interest accretion on discount notes. . .     11,146         3,715
   Deferred income taxes . . . . . . . . . .     10,694       (25,027)
   Minority interests. . . . . . . . . . . .      2,607
   Gain on sale of equity securities . . . .     (3,236)
   Change in operating assets and liabilities   (57,506)        9,246
   Other . . . . . . . . . . . . . . . . . .      3,820            20
                                             ----------    ----------
     Cash provided by operating activities .     38,896        40,402
INVESTING:
 Purchases of property and equipment . . . .    (76,119)      (25,439)
 Purchases of Bally's Grand, Inc. common
   stock . . . . . . . . . . . . . . . . . .    (12,122)      (18,607)
 Purchase of equity securities . . . . . . .     (7,254)
 Net proceeds from sale of equity securities     10,490
 Other . . . . . . . . . . . . . . . . . . .     (1,683)      (10,208)
                                             ----------    ----------
     Cash used in investing activities . . .    (86,688)      (54,254)
FINANCING:
 Debt transactions --
   Proceeds from issuance of long-term debt.    425,000       405,181
   Proceeds from sale-leaseback transactions      5,586
   Proceeds from construction loan . . . . .      4,358
   Net repayments under revolving credit
     agreements. . . . . . . . . . . . . . .     (2,000)       (3,000)
   Repayments of long-term debt. . . . . . .   (357,216)     (264,781)
   Premiums paid on early retirement of
     debt. . . . . . . . . . . . . . . . . .    (27,692)       (9,840)
   Debt issuance costs . . . . . . . . . . .    (15,894)      (17,715)
                                             ----------    ----------
     Cash provided by debt transactions. . .     32,142       109,845
 Equity transactions --
   Preferred stock dividends . . . . . . . .     (2,083)
   Proceeds from exercise of stock options .        130           533
                                             ----------    ----------
     Cash provided by financing activities .     30,189       110,378
DISCONTINUED OPERATIONS:
 Dividend received from discontinued
   operations. . . . . . . . . . . . . . . .                   15,000
                                             ----------    ----------
Increase (decrease) in cash and equivalents.    (17,603)      111,526
Cash and equivalents, beginning of period. .    192,078        25,953
                                             ----------    ----------
Cash and equivalents, end of period. . . . . $  174,475    $  137,479
                                             ==========    ==========

See accompanying notes.

Bally Entertainment Corporation
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS--(continued)
(unaudited)
                                                    Nine months ended
                                                         September 30
                                              -----------------------
                                                   1994          1993
- ---------------------------------------------------------------------
                                                       (In thousands)
SUPPLEMENTAL CASH FLOWS INFORMATION:

  Changes in operating assets and
    liabilities were as follows--
      Increase in receivables. . . . . . . . $     (302)   $     (643)
      (Increase) decrease in other current
        assets and other assets. . . . . . .    (10,417)        7,891
      Decrease in accounts payable
        and accrued liabilities. . . . . . .    (11,841)       (6,782)
      Increase (decrease) in income
        taxes payable. . . . . . . . . . . .    (33,806)       26,078
      Decrease in other long-term
        liabilities. . . . . . . . . . . . .     (1,140)      (17,298)
                                             ----------    ----------
                                             $  (57,506)   $    9,246
                                             ==========    ==========

  Cash payments for interest and income
    taxes for continuing operations
    were as follows--
      Interest paid. . . . . . . . . . . . . $   80,241    $   55,098
      Interest capitalized . . . . . . . . .     (2,177)         (160)
      Income taxes paid (net of refunds) . .     31,615        13,164

  Investing and financing activities exclude
    the following non-cash activities--
      Capital contribution to Bally's
        Health & Tennis Corporation
        (forgiveness of indebtedness). . . . $   21,000    $    2,000
      Increase (decrease) in income taxes
        receivable from Bally's Health &
        Tennis Corporation . . . . . . . . .    (10,861)        7,007
      Purchase and sale of equity
        securities on margin . . . . . . . .      7,229
      Reduction of intangible assets
        resulting from the settlement
        of a pre-acquisition contingency . .      3,998
      Accrued purchases of property
        and equipment (principally
        construction in progress). . . . . .      1,421         6,691
      Acquisition of Bally's Grand, Inc.
        common stock in exchange for Bally
        Gaming International, Inc. common
        stock. . . . . . . . . . . . . . . .                   18,838
      Issuance of common stock in
        satisfaction of preferred stock
        dividends and other obligations. . .                    3,494

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

All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated statement of financial position of the Company at September 30, 1994, its condensed consolidated statements of operations for the three and nine months ended September 30, 1994 and 1993, its condensed consolidated statement of stockholders' equity for the nine months ended September 30, 1994 and its condensed consolidated statement of cash flows for the nine months ended September 30, 1994 and 1993.
All such adjustments were of a normal recurring nature, except for those adjustments required to present Bally's Health & Tennis as a discontinued operation, reflect refinancings of indebtedness of several subsidiaries and to apply the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" (see "Income taxes").

Certain reclassifications have been made to prior period financial statements to conform with the 1994 presentation.


Seasonal factors

The Company's operations are subject to seasonal factors and, therefore, the results of operations for the three and nine months ended
September 30, 1994 and 1993 are not necessarily indicative of the results of operations for the full year.


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

During 1993, Bally's Casino Holdings, Inc. ("Casino Holdings") and another subsidiary of Bally acquired 5,215,678 shares (approximately 54% of the shares outstanding at September 30, 1994) of reorganized Bally's Grand, Inc. common stock in several transactions in exchange for $41,714 in cash and 1,752,400 shares of Bally Gaming International, Inc. ("Gaming") common stock. In addition, during the nine months ended September 30, 1994, Bally's Grand, Inc. repurchased 1,000,098 shares of its common stock in several transactions for a total of $12,122 in cash. The acquisitions of Bally's Grand, Inc. common stock have been recorded using the purchase method of accounting and the excess of the purchase price over the estimated fair value of net assets acquired of $21,694 is being amortized using the straight-line method over 20 years. Bally's Grand, Inc. has been consolidated since December 1993 as a result of Bally's controlling interest.

The following unaudited pro forma summary consolidated results of operations of the Company for the three and nine months ended
September 30, 1993 was prepared to give effect to the acquisition of the controlling interest in reorganized Bally's Grand, Inc. as if the acquisition had occurred as of January 1, 1993. The pro forma results have been prepared for comparative purposes only and do not purport to present what the Company's results of operations would actually have been if the acquisition had in fact occurred at such date or to project the Company's results of operations for any future period. In addition, the pro forma summary consolidated results of operations of the Company include adjustments to the historical results of operations of Bally's Grand, Inc. which principally reflect: (i) the elimination of the reorganization items of Bally's Grand, Inc., (ii) the effects of transactions related to the reorganization of Bally's Grand, Inc. pursuant to the Chapter 11 Plan, (iii) the effects of the adoption of "fresh-start reporting" and (iv) the income tax effects of the pro forma adjustments. The pro forma summary consolidated results of operations is based upon available information and upon certain assumptions that management believes are reasonable.

                                Three months ended  Nine months ended
                                September 30, 1993 September 30, 1993
                                ------------------ ------------------
Revenues . . . . . . . . . . . . . .   $   237,876       $    655,365
Operating income . . . . . . . . . .        52,264            123,084
Income from continuing operations. .        10,926             16,459
Net income (loss). . . . . . . . . .         5,618            (25,998)
Per common and common
 equivalent share:
  Income from continuing operations.   $       .21       $        .30
  Net income (loss). . . . . . . . .           .10               (.58)


Gain on sale of equity securities

In July 1994, a subsidiary of Bally's Grand, Inc. sold its investment in equity securities previously classified as available-for-sale securities (consisting of common stock of a publicly-traded gaming company) which resulted in a gain of $3,236 before income taxes and minority interests.


Income taxes

Effective January 1, 1993, the Company changed its method of accounting for income taxes as required by SFAS No. 109. The cumulative effect on prior years of this change in accounting for income taxes was a charge of $28,197.

For the three and nine months ended September 30, 1994 and 1993, the effective rate of the income tax provision differed from the U.S. statutory tax rate (35%) due principally to state income taxes and nondeductible goodwill amortization offset, in part, by adjustments of prior years' taxes. In addition, the income tax provision for the three and nine months ended September 30, 1993 was increased by $1,492 as a result of applying the change in the U.S. statutory tax rate from 34% to 35% to deferred tax balances.

See "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q for a description of the settlement of previously disclosed tax claims.


Earnings (loss) per common and common equivalent share

Earnings (loss) per common and common equivalent share is computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of common stock and common stock equivalents outstanding during each period, which totalled 46,923,607 and 48,731,663 for the three months ended September 30, 1994 and 1993, respectively, and 46,904,293 and 48,302,105 for the nine months ended September 30, 1994 and 1993, respectively. Common stock equivalents, which represent the dilutive effect of the assumed exercise of certain outstanding stock options, increased the weighted average number of shares outstanding by 1,969,729 and 1,839,451 for the three and nine months ended
September 30, 1993, respectively. The assumed exercise of outstanding stock options was not significant for the three and nine months ended September 30, 1994.


Long-term debt

The carrying amounts of the Company's long-term debt at September 30, 1994 and December 31, 1993 are as follows:

                                           September 30   December 31
                                                   1994          1993
                                           ------------   -----------
Bally Entertainment Corporation:
 6% Convertible Subordinated Debentures
   due 1998. . . . . . . . . . . . . . . . . $   16,382    $   18,969
 10% Convertible Subordinated Debentures
   due 2006. . . . . . . . . . . . . . . . .     80,000        85,000
Bally's Casino Holdings, Inc.:
 Senior Discount Notes due 1998. . . . . . .    149,886       139,418
Bally's Park Place, Inc.:
 9-1/4% First Mortgage Notes due 2004. . . .    425,000
 11-7/8% First Mortgage Notes due 1999 . . .                  350,000
GNAC, CORP.:
 10-5/8% First Mortgage Notes due 2003
  (less unamortized discount of $1,858
   and $1,873) . . . . . . . . . . . . . . .    273,142       273,127
Bally's Grand, Inc.:
 10-3/8% First Mortgage Notes due 2003 . . .    315,000       315,000
Belle of Orleans, L.L.C.:
 Construction loan . . . . . . . . . . . . .      4,358
Other. . . . . . . . . . . . . . . . . . . .      3,760         4,771
                                             ----------    ----------
Total long-term debt . . . . . . . . . . . .  1,267,528     1,186,285
Current maturities of long-term debt . . . .     (2,858)       (7,631)
                                             ----------    ----------
Long-term debt, less current
 maturities. . . . . . . . . . . . . . . . . $1,264,670    $1,178,654
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

In June 1994, Belle of Orleans, L.L.C. ("Belle") entered into an agreement for a construction loan generally not to exceed $21,791. The construction loan is available for fifteen months, provides for interest on borrowings at the rate of 1% above a bank's stated prime rate (8-3/4% at September 30, 1994) and is guaranteed by Bally. Borrowings under the construction loan are being used by Belle to fund a substantial portion of the payments for construction of a riverboat casino for operation in New Orleans, Louisiana. Also in June 1994, Belle received a commitment from another lender that will enable Belle to convert the borrowings outstanding under the construction loan into a five-year term loan upon completion of the riverboat casino.


Discontinued operations

On June 28, 1994, Bally's Board of Directors (the "Board") approved a plan to spin-off Bally's Health & Tennis (the "Spin-off"). The Spin-off is expected to be accomplished by distributing all of the issued and outstanding stock of Bally's Health & Tennis to Bally's stockholders and Bally's Health & Tennis' management and employee related plans. The Spin-off, which is expected to be completed in early 1995, is subject to satisfaction of certain conditions. As a result of the Board's action regarding the Spin-off, the Company recorded a charge in June 1994 of $23,731, net of income taxes of $4,071, to provide for estimated operating losses until disposal.

The investment in and net advances to discontinued operations at September 30, 1994 and December 31, 1993 consists of:

                                           September 30   December 31
                                                   1994          1993
                                           ------------   -----------

Investment in fitness centers segment. . . $    219,038   $   258,898
Income taxes receivable from
  fitness centers segment. . . . . . . . .       63,759        85,474
                                           ------------   -----------
                                           $    282,797   $   344,372
                                           ============   ===========


Summarized financial information of the fitness centers segment is as follows:

                                           September 30   December 31
                                                   1994          1993
                                           ------------   -----------
Financial position:

Current assets . . . . . . . . . . . . . . $    185,526   $   208,282
Property and equipment, net. . . . . . . .      392,316       415,002
Total assets . . . . . . . . . . . . . . .      860,333       924,555
Current liabilities  . . . . . . . . . . .      241,734       213,498
Long-term debt, less current maturities. .      290,092       305,735
Total liabilities. . . . . . . . . . . . .      641,295       665,657
Total equity . . . . . . . . . . . . . . .      219,038       258,898


                              Three months ended    Nine months ended
                                    September 30         September 30
                            --------------------  -------------------
                                 1994       1993       1994      1993
                            ---------  ---------  --------- ---------
Results of operations:

Revenues . . . . . . . . .   $167,035   $159,391   $511,746  $537,871
Operating income (loss). .       (541)    (4,842)   (26,780)   16,213
Loss before extraordinary
  item and cumulative effect
  on prior years of change
  in accounting for income
  taxes. . . . . . . . . .     (6,925)   (11,523)   (29,285)  (10,658)


In September 1993, the Company disposed of its remaining 1,752,400 shares of Gaming common stock pursuant to stock exchange agreements. This disposition, including the recognition of previously deferred cumulative translation adjustment credits of $2,506, resulted in a net gain of $6,215, including an income tax benefit of $1,452. The income tax benefit resulted from the utilization of tax loss carryforwards to offset taxable income arising from this disposition of Gaming common stock.

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


Quarter Versus Quarter

Revenues of the Company for the third quarter of 1994 were $261.3 million compared to $173.7 million for the 1993 period, an increase of $87.6 million (50%). Operating income for the 1994 quarter was $52.2 million compared to $44.2 million for 1993, an increase of $8.0 million (18%). These increases principally reflect the expansion of the Company's gaming business into Las Vegas, Nevada (Bally's Grand, Inc. has been consolidated since December 1993) and Tunica, Mississippi (Bally's Saloon and Gambling Hall ("Bally's Tunica") commenced operations in December 1993) and improved operating results at both of the Company's Atlantic City casino hotel resorts.


Atlantic City

Revenues of Bally's Park Place for the third quarter of 1994 were $111.6 million compared to $101.5 million for the 1993 period, an increase of $10.1 million (10%). Casino revenues for the 1994 period were $94.8 million compared to $84.7 million in the 1993 period, an increase of $10.1 million (12%). Slot revenues increased $6.8 million (12%) due to a 21% increase in slot handle (volume) offset, in part, by a decline in the win percentage from 9.6% in the 1993 period to 8.8% in 1994. Bally's Park Place added 265 slot machines (a 13% increase) since September 30, 1993. Table game revenues, excluding poker, increased
$2.4 million (10%) from the 1993 period due to an increase in the hold percentage from 16.2% in 1993 to 17.4% in 1994 and a 3% increase in the drop (amount wagered). Poker operations, which commenced in July 1993, generated revenues of $1.3 million for each of the third quarters of 1994 and 1993. Horse race simulcasting and keno operations, which commenced mid-June 1994, contributed $1.0 million to casino revenues for the 1994 period. Operating income of Bally's Park Place for the third quarter of 1994 was $34.2 million compared to $32.0 million for the 1993 period, an increase of $2.2 million (7%) as the aforementioned increase in revenues was offset, in part, by a $7.9 million (11%) increase in operating expenses. Casino expenses increased $3.7 million (12%) due primarily to an increase in salaries, benefits and other costs associated with the introduction and operation of horse race simulcasting and keno in the 1994 period, and expanded marketing and promotional efforts. Depreciation and amortization expense increased $1.3 million (20%) primarily due to accelerated depreciation associated with a slot machine upgrade to be completed by the end of 1994. In addition, other operating expenses increased $1.2 million (9%) due to an overall increase in the cost of property operations and providing ancillary services.

Revenues of The Grand for the third quarter of 1994 were $72.0 million compared to $69.1 million for 1993, an increase of $2.9 million (4%). Casino revenues for the 1994 period were $65.8 million compared to $62.7 million in the 1993 period, an increase of $3.1 million (5%).
Slot revenues increased $3.1 million (8%) due to a 17% increase in slot handle offset, in part, by a decline in the win percentage from 9.3% in the 1993 period to 8.6% in 1994. The Grand replaced the majority of its slot machine inventory and reconfigured its casino floor during the second quarter of 1994, reducing the total number of machines by 84 (6%). Table game revenues were essentially unchanged as an increase in the hold percentage from 15.6% in the third quarter of 1993 to 15.9% in the 1994 period was offset by a 2% decrease in the drop. Operating income of The Grand for the third quarter of 1994 was $11.8 million compared to $10.2 million for the 1993 period, an increase of $1.6 million (16%) as the aforementioned increase in revenues was offset, in part, by a $1.3 million (2%) increase in operating expenses. Casino expenses increased $1.4 million (4%) primarily due to increases in promotional expenses and the provision for doubtful receivables.

Management believes that the reduced rate of slot revenue growth in Atlantic City as compared to the last several years, in conjunction with the expanded number of slot machines resulting in a lower win per slot machine, has caused and will continue to cause intense promotional efforts to attract slot players as the Company's Atlantic City casinos and their competitors seek to expand their share of slot revenues and maximize the utilization of their slot machine inventory. Further, as a result of the aggressive competition for slot patrons, the Atlantic City slot win percentage has declined. Management believes that the slot win percentage will continue to be subject to competitive pressure and may further decline. However, the addition of poker, horse race simulcasting and keno over the last year has had a favorable impact on the Atlantic City gaming environment. The Company believes its Atlantic City casinos are well-positioned to compete for their share of casino revenues by continuing to offer attractive promotional slot and table game programs and special events and by enhancing their gaming space. During the second quarter of 1994, The Grand reconfigured its casino floor, widening the aisles and replacing the majority of its slot machine inventory with state-of-the-art machines with embedded bill acceptors. In June 1994, Bally's Park Place expanded its gaming space by 8,700 square feet to operate horse race simulcasting and keno, and to relocate and expand its poker operations. In July 1994, Bally's Park Place placed in operation an additional 127 high denomination slot machines in the gaming space formerly occupied by its poker operations. Further, by the end of 1994, Bally's Park Place will complete a slot machine upgrade, replacing the majority of its slot machine inventory with state-of-the-art machines with embedded bill acceptors. Additionally, The Grand is expanding its casino floor and other gaming space by 30% to include additional slot machines, poker, horse race simulcasting and keno, with completion expected in the second quarter of 1995.


Las Vegas

Revenues of Bally's Grand, Inc. for the third quarter of 1994 were $68.8 million. Casino revenues were $36.2 million, which primarily consisted of table game revenues of $18.1 million and slot revenues of $16.7 million. Table game drop and slot handle for the third quarter of 1994 were $108.1 million and $266.6 million, respectively, with hold and win percentages of 16.7% and 6.3%, respectively. Rooms revenue was $13.7 million and food and beverage revenues were $8.6 million. Other revenues, including entertainment, were $10.3 million. Operating income of Bally's Grand, Inc. for the third quarter of 1994 was $9.7 million.

Three new major casino hotels opened for business in Las Vegas during the latter part of 1993. The three new properties include 370,000 total square feet of casino space, 10,400 total hotel guest rooms and a theme park. Management believes that the additional capacity resulting from the opening of these new properties has had and will continue to have a negative impact on Bally's Grand, Inc., but over the long term, management believes that Bally's Grand, Inc. will benefit from the increase in the number of visitors to Las Vegas that these new properties are expected to attract, particularly because of (i) the July 1994 opening of a new automated walkway system and gardens in the front of Bally's Las Vegas and (ii) the monorail system Bally's Grand, Inc. is jointly constructing (with completion expected in mid-1995) that will transport passengers between Bally's Las Vegas and The MGM Grand Hotel and Theme Park.


Tunica

Revenues of Bally's Tunica for the third quarter of 1994 were $7.3 million. Casino revenues were $7.1 million, which consisted of slot revenues of $5.6 million and table game revenues of $1.5 million. Slot handle and table game drop for the third quarter of 1994 were $65.5 million and $6.3 million, respectively, with win and hold percentages of 8.5% and 23.1%, respectively. Operating loss of Bally's Tunica for the third quarter of 1994 was $2.0 million.

Revenues of Bally's Tunica for the first and second quarters of 1994 were $15.9 million and $12.0 million, respectively, and management believes the decline in revenues is attributable to increased competition. The Mississippi gaming legislation does not limit the number of gaming licenses that may be granted and management believes this has resulted in a saturation of gaming facilities in and around the Tunica market. As of November 1, 1994, nine gaming facilities (including Bally's Tunica) were operating in this market and six additional operators' licenses had been issued by the Mississippi Gaming Commission for operation there (although two of these licenses are for facilities presently under construction, three of these licenses are for facilities which have already closed). As a result of these competitive conditions, there can be no assurance that Bally's Tunica's revenues or operating results will not deteriorate further. Accordingly, Bally's management is presently exploring options for Bally's Tunica which, among others, include maintaining present operations (with anticipation that additional competition could leave the market in the short term), reducing hours of operation or relocating operations. The adoption of certain of these options could result in the Company recording significant, non-cash accounting charges.


New Gaming Projects

Operating income for the three months ended September 30, 1994 includes a charge of $3.4 million for costs incurred in the pursuit and development of new gaming projects in jurisdictions other than Atlantic City, Las Vegas and Tunica. Such costs were not significant in the 1993 period. The Company continues to explore opportunities in jurisdictions where gaming is presently authorized or may become authorized. However, successful expansion and development opportunities are contingent upon, among other things, the passage of legislation authorizing gaming (when not already approved) and the Company obtaining the appropriate licenses. There can be no assurance that the Company will be granted gaming licenses in any of these new jurisdictions.


Corporate

Revenues for the third quarter of 1994 were $1.3 million compared to $1.5 million in the 1993 period, a decrease of $.2 million due principally to a $1.0 million reduction in interest and other income from subsidiaries offset, in part, by a $.8 million gain on the purchase of debt in 1994 for sinking fund purposes.

Operating income for the third quarter of 1994 was $2.6 million compared to $1.5 million in the 1993 period, an increase of $1.1 million due primarily to allocations of corporate overhead to subsidiaries.


Nine Months Versus Nine Months

Revenues of the Company for the nine months ended September 30, 1994 were $712.0 million compared to $460.4 million for 1993, an increase of $251.6 million (55%). Operating income for the 1994 period was $113.6 million compared to $96.6 million for 1993, an increase of $17.0 million (18%). These increases principally reflect the aforementioned expansion of the Company's gaming business into Las Vegas, Nevada and Tunica, Mississippi.


Atlantic City

Atlantic City's 1994 and 1993 first quarters were both negatively affected by severe weather conditions in the northeastern United States, however management believes the severity, duration and number of storms in 1994 had a more dramatic impact on attendance and operating performance than in 1993.

Revenues of Bally's Park Place for the nine months ended September 30, 1994 were $284.0 million compared to $267.1 million for the 1993 period, an increase of $16.9 million (6%). Casino revenues for the 1994 period were $241.4 million compared to $226.0 million in 1993, an increase of $15.4 million (7%). Slot revenues increased $6.5 million (4%) due to a 14% increase in slot handle offset, in part, by a decline in the win percentage from 9.7% in the 1993 period (which includes the positive impact from the discontinuation of certain progressive linked jackpots) to 8.9% in 1994. Table game revenues, excluding poker, increased
$5.6 million (8%) from the 1993 period due to an increase in the hold percentage from 16.2% in 1993 to 17.0% in 1994 and a 3% increase in the drop. Poker operations, which commenced in July 1993, generated revenues of $3.6 million for the nine months ended September 30, 1994 compared to $1.3 million for the 1993 period. Horse race simulcasting and keno operations, which commenced mid-June 1994, contributed
$1.0 million to casino revenues in the 1994 period. Other revenues increased $1.1 million (16%) due to higher entrance fees for promotional events and dividends from a multi-casino linked progressive trust. Operating income of Bally's Park Place for the nine months ended September 30, 1994 was $70.5 million compared to $71.4 million for the 1993 period, a decrease of $.9 million (1%) as the aforementioned revenue increase was offset by a $17.8 million (9%) increase in operating expenses. Casino expenses increased $8.9 million (10%) due to an increase in salaries, benefits and other costs associated with the introduction and operation of horse race simulcasting and keno in, and the operation of poker throughout, the 1994 period, and expanded marketing and promotional efforts. Depreciation and amortization increased $3.5 million (18%) primarily due to accelerated depreciation associated with the slot machine upgrade to be completed during the fourth quarter of 1994. Other operating expenses increased $2.7 million (7%) due to an overall increase in the cost of property operations and providing ancillary services. In addition, the 1993 period included the recognition of a non-recurring benefit related to the settlement of amounts owed to a former executive who retired in January 1993.

Revenues of The Grand for the nine months ended September 30, 1994 were $186.8 million compared to $183.3 million for 1993, an increase of $3.5 million (2%). Casino revenues for the 1994 period were $170.4 million compared to $164.8 million in 1993, an increase of $5.6 million (3%). Table game revenues increased $4.1 million (6%) due to a 9% increase in the drop offset, in part, by a decline in the hold percentage from 16.4% in the 1993 period to 16.0% in 1994. Slot revenues increased $1.5 million (2%) due to a 10% increase in slot handle offset, in part, by a decline in the win percentage from 9.6% in the 1993 period to 8.8% in 1994. Slot revenues include approximately $1.5 million and $1.2 million from the discontinuation of certain progressive slot jackpots in the 1994 and 1993 periods, respectively. Operating income of The Grand for the nine months ended September 30, 1994 was $15.7 million compared to $21.4 million for the 1993 period, a decrease of $5.7 million (27%) as the aforementioned revenue increase was offset by a $9.2 million (6%) increase in operating expenses. Casino expenses increased $8.6 million (9%) primarily due to increases in payroll and payroll-related expenses, the provision for doubtful receivables and the costs of providing complimentary services and other promotional expenses in conjunction with the increased casino volume and marketing efforts associated with the comprehensive marketing program The Grand introduced in July 1993.


Las Vegas

Revenues of Bally's Grand, Inc. for the nine months ended September 30, 1994 were $202.6 million. Casino revenues were $101.0 million, which primarily consisted of table game revenues of $52.9 million and slot revenues of $43.2 million. Table game drop and slot handle for the nine months ended September 30, 1994 were $319.1 million and $678.1 million, respectively, with hold and win percentages of 16.6% and 6.4%, respectively. Rooms revenue was $44.2 million and food and beverage revenues were $27.5 million. Other revenues, including entertainment, were $29.9 million. Operating income of Bally's Grand, Inc. for the nine months ended September 30, 1994 was $30.5 million.


Tunica

Revenues of Bally's Tunica for the nine months ended September 30, 1994 were $35.2 million. Casino revenues were $34.7 million, which consisted of slot revenues of $24.6 million and table game revenues of $10.1 million. Slot handle and table game drop for the nine months ended September 30, 1994 were $278.9 million and $40.6 million, respectively, with win and hold percentages of 8.8% and 23.6%, respectively. Operating income of Bally's Tunica for the nine months ended September 30, 1994 was $1.1 million, which is net of the amortization of $3.3 million of pre-opening costs that were fully amortized in the first quarter of 1994.


New Gaming Projects

Operating income for the nine months ended September 30, 1994 includes a charge of $4.1 million for costs incurred in the pursuit and development of new gaming projects. Such costs were not significant in the 1993 period.


Corporate

Revenues for the nine months ended September 30, 1994 were $2.7 million compared to $7.5 million in the 1993 period, a decrease of $4.8 million. The decline in revenues was principally due to a $2.5 million reduction in interest and other income from subsidiaries and the 1993 period having included nonrecurring income of $1.7 million for the forgiveness of a tax liability previously owed to Gaming and $.8 million for insurance recoveries.

Operating income for the nine months ended September 30, 1994 was $2.7 million compared to $4.4 million in the 1993 period, a decrease of $1.7 million. The decline in operating income was due principally to the aforementioned decline in revenues offset, in part, by allocations of corporate overhead to subsidiaries and the 1993 period having included a $1.7 million nonrecurring charge related to accelerated vesting of stock options.


Interest Expense

Interest expense, net of capitalized interest, was $32.3 million in the third quarter of 1994 compared to $24.7 million in the 1993 period, an increase of $7.6 million (31%). This increase was due principally to higher average levels of debt (primarily resulting from the consolidation of Bally's Grand, Inc. effective December 1993) offset, in part, by lower average interest rates.

For the nine months ended September 30, 1994, net interest expense was $97.4 million compared to $65.9 million in the 1993 period, an increase of $31.5 million (48%). This increase was due principally to higher average levels of debt (primarily resulting from the consolidation of Bally's Grand, Inc. effective December 1993 and the issuance of the Casino Holdings Senior Discount Notes due 1998 (the "Senior Discount Notes") in June 1993) offset, in part, by lower average interest rates.


LIQUIDITY AND CAPITAL RESOURCES

Parent Company

Bally is a holding company without operations of its own. Nevertheless, Bally has certain cash obligations that must be satisfied by obtaining cash from its subsidiaries or disposing of or leveraging certain assets. Bally's corporate cash operating costs in the foreseeable future are expected to substantially be recovered by allocations to its subsidiaries. Bally has debt service and preferred stock dividend payments of approximately $24 million due through the end of 1995. Cash requirements for Bally over the next fifteen months also include income tax payments, which management estimates to be approximately $9 million, net of refunds and amounts to be collected from subsidiaries pursuant to tax sharing agreements. In August 1994, the Company was authorized by the Board to repurchase on the open market up to 2 million shares of its common stock. No shares have been purchased to date.

As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1993, the Internal Revenue Service ("IRS") has completed an audit of the federal income tax returns of certain of the Company's fitness center subsidiaries for periods ending on the day these subsidiaries were acquired. Among other things, the IRS asserted that these subsidiaries owed additional taxes and interest with respect to issues arising pursuant to the Company's election in 1983 to treat the purchases of stock of these subsidiaries as if they were purchases of assets. In May 1994, the Company and the IRS reached a settlement with respect to this matter, which resulted in the August 1994 payment of approximately $4 million in taxes plus accrued interest.

Sources of cash available to Bally are generally limited to existing cash balances ($8.5 million at September 30, 1994), dividends, management fees or cost allocations to subsidiaries, receipts pursuant to tax sharing agreements, capital transactions and asset sales. Each of Bally's principal operating subsidiaries presently have debt covenants which limit the payment of dividends to Bally and the redemption of stock owned by Bally. Under the terms of the Senior Discount Notes, an amount equal to dividends paid pursuant to a net income test by Bally's Park Place to Casino Holdings may be declared as a dividend by Casino Holdings and paid to Bally. As of September 30, 1994, approximately $12 million was available for the payment of dividends by Bally's Park Place to Bally through Casino Holdings pursuant to the net income test, and that amount is expected to be paid during the fourth quarter of 1994. Additional dividends from Casino Holdings are generally limited to 50% of its consolidated net income exclusive of income attributable to Bally's Park Place. Dividends from subsidiaries other than Bally's Park Place are not expected during the remainder of 1994 or throughout 1995. In addition, a subsidiary of Casino Holdings has an obligation to Bally of approximately $6 million for shares of Bally's Grand, Inc. common stock purchased from Bally during 1993, which is also expected to be paid during the fourth quarter of 1994. Bally believes that it will be able to satisfy its cash needs through 1995, but remains dependent upon the ability of its subsidiaries to pay dividends and cost allocations to meet its future cash requirements.


Subsidiaries

Casino Holdings

Casino Holdings. Casino Holdings is a holding company without operations of its own and relies on obtaining cash from its subsidiaries to meet its cash obligations. Casino Holdings has no scheduled interest or principal payments on the Senior Discount Notes until 1998, but expects to continue to incur substantial costs in the pursuit of new gaming ventures. To the extent Casino Holdings requires additional funds for existing ventures or to develop new ventures, Casino Holdings expects that it will be able to obtain financing for a significant portion of the total development costs of new gaming ventures from a combination of third party sources, including banks, suppliers and debt markets.

Sources of cash available to Casino Holdings are generally limited to existing cash balances ($45.2 million at September 30, 1994) and loan repayments, dividends and management fees from subsidiaries. Bally's Park Place and Bally's Grand, Inc. are both limited with respect to amounts which may be paid as dividends to Casino Holdings under the terms of their respective public debt indentures. In 1994, Bally's Park Place paid dividends totalling $55.0 million to Casino Holdings which, along with $25.0 million still available to Casino Holdings as dividends from Bally's Park Place pursuant to the indenture of the 9-1/4% Notes, are not available to be paid by Casino Holdings to Bally. Bally's Grand, Inc. is presently not expected to pay dividends or make any other distributions on its common stock to Casino Holdings. Bally's Tunica, which commenced operations in December 1993, is not expected to generate cash flows from operations of any significance in the short term due to the effects of increased competition as described in "Results of Continuing Operations" included elsewhere herein. Although Casino Holdings believes it will be able to satisfy its cash needs through 1995, Casino Holdings remains dependent upon the ability of its subsidiaries to generate cash to repay advances and pay dividends to it in the future.

Bally's Park Place. Bally's Park Place has no scheduled principal payments under its public indebtedness until 2004, and its scheduled principal payments under other indebtedness outstanding at September 30, 1994 are not significant. Management expects to make capital expenditures at the casino hotel of approximately $19 million during the fifteen months ending December 31, 1995 for the completion of casino expansion and reconfiguration, completion of the penthouse floor, construction of a new players lounge, renovation of the main kitchen and other public area improvements necessary to maintain the facility. As of September 30, 1994, Bally's Park Place had an unused line of credit totalling $50 million. The Company believes that Bally's Park Place will be able to satisfy its debt service and capital expenditure requirements through 1995 out of cash flow from operations.

Bally's Grand, Inc. Bally's Grand, Inc. has no scheduled principal payments on its indebtedness outstanding at September 30, 1994 until 2003, however, it expects to complete several major capital improvements in 1995. Currently, through a joint venture formed with a subsidiary of MGM Grand, Inc., Bally's Grand, Inc. is jointly constructing (with completion expected in mid-1995) a monorail system that will transport passengers between Bally's Las Vegas and The MGM Grand Hotel and Theme Park. Bally's Grand, Inc. expects its portion of the cost of this project to be approximately $14 million, of which approximately
$7 million was expended as of September 30, 1994. Other capital improvement projects planned for 1995 include the renovation of its south tower hotel rooms and corridors, the lower level shopping arcade and other public areas which, in total, are estimated to cost approximately $26 million. In addition, annual capital expenditures approximating $8 million are required to maintain Bally's Las Vegas in first-class condition. The Company believes that Bally's Grand, Inc. will be able to satisfy its debt service and capital expenditure requirements through 1995 out of existing cash balances ($84.1 million at September 30, 1994) and cash flow from operations.

Bally's Tunica. The total cost to construct and equip Bally's Tunica was approximately $39 million, which was advanced by Casino Holdings in 1993, and is being repaid out of available cash flow from operations (which is not expected to be significant in the short term due to the competitive conditions described previously) and funds from third party financing. In the third quarter of 1994, Bally's Tunica completed two sale-leaseback transactions of equipment, generating proceeds of $5.6 million which was paid to Casino Holdings. Lease payments resulting from these transactions approximate $2 million annually for a minimum of three years and are guaranteed by Bally.

Other. A subsidiary of Casino Holdings owns an equity interest of approximately 50% in Belle. In August 1993, the Casino Holdings subsidiary entered into a formal operating agreement for the capitalization and development of Belle. Simultaneously, Casino Holdings and Belle entered into a management agreement with a term of five years and an option for a second five-year term granting responsibility for the development and management of Belle to Casino Holdings. In March 1994, the Louisiana Riverboat Gaming Commission awarded Belle a permanent operating license. Casino Holdings will receive management fees based on a percentage of the earnings of Belle. Construction of the riverboat commenced in January 1994 and operations are expected to begin in early 1995. Management estimates that not substantially more than $55 million will be needed to develop Belle, and anticipates the cost will primarily be financed by third parties (as described in "Long-term debt" in Notes to condensed consolidated financial statements of this Form 10-Q, Belle has already obtained financing for approximately $22 million), with the remainder funded by Casino Holdings (as of November 1, 1994, approximately $18 million had been funded). There can be no assurance that additional third party financing will be available on terms favorable to Belle.

In September 1994, a joint venture was formed between subsidiaries of Casino Holdings, Caesars World, Inc. and Casino Magic Corporation as equal participants (with minority and local interests ultimately holding a 25% interest) in the proposed dockside casino complex at Laclede's Landing in St. Louis, Missouri. Early this year, Gateway Casino Company, a Missouri limited partnership of Caesars World, Inc. and Casino Magic Corporation subsidiaries, was chosen by the city of St. Louis' ad hoc selection committee as the preferred developer and operator of the proposed Laclede's Landing project which would include a replica riverboat casino and a hotel. As proposed, the $210 million casino and hotel development would hold approximately 2,700 slot machines and 70 gaming tables on a barge foundation. The project is expected to be financed by a combination of third party financing and equity contributions. The Casino Holdings subsidiary also has a one-third interest in a management agreement pertaining to the operation of those facilities. The ultimate successful negotiation and obtaining of a lease with the city of St. Louis is subject to various political and regulatory approvals, none of which can be assumed to be assured at this time. In addition, third party financing will be required on terms favorable to the joint venture.

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


The Grand

The Grand has no scheduled principal payments under its public indebtedness until 2003. Management expects to make capital expenditures of almost $15 million over the next fifteen months primarily for casino expansion. As of September 30, 1994, The Grand had an unused line of credit totalling $20 million. The Company believes The Grand will be able to satisfy its debt service and capital expenditure requirements through 1995 out of cash flow from operations.

Bally Entertainment Corporation
PART II.  OTHER INFORMATION

Item 1.  Legal proceedings

         See "Liquidity and Capital Resources" in Management's
         Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q for a description of the settlement of tax claims disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

Item 6.  Exhibits and reports on Form 8-K

 (a)     Exhibits:

         27   Financial Data Schedule

 (b)     Reports on Form 8-K:

         None.

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





Dated:  November 14, 1994