Form 10-K
BALLY ENTERTAINMENT CORP
filed 1995-03-31
CIK 9435

--------------------------------------------------------------------------------
PART I

Except as otherwise stated, the information contained in this Annual Report is as of December 31, 1994, the end of the registrant's last fiscal year.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

GENERAL

The registrant, Bally Entertainment Corporation ("Bally"), formerly known as Bally Manufacturing Corporation, and the subsidiaries which it controls (collectively, the "Company"), are engaged primarily in the operation of: (i) casinos, some with adjacent hotels and (ii) fitness centers. Principal casino operations include: (i) Bally's Park Place casino hotel resort in Atlantic City, New Jersey ("Bally's Park Place") through Bally's Park Place, Inc., (ii) The Grand casino hotel resort in Atlantic City ("The Grand") through GNAC, CORP. ("GNAC"), (iii) Bally's Las Vegas casino hotel resort in Las Vegas, Nevada ("Bally's Las Vegas") through Bally's Grand, Inc. and (iv) Bally's Saloon and Gambling Hall dockside gaming facility in Tunica, Mississippi through Bally's Tunica, Inc. ("Bally's Mississippi"). In addition, Bally's Casino Lakeshore Resort ("Bally's New Orleans"), which is expected to operate a riverboat casino facility in New Orleans, Louisiana through Bally's Louisiana, Inc., is expected to commence operations by mid-1995.

Bally's Health & Tennis Corporation ("Bally's Health & Tennis") operates the nation's largest chain of fitness centers, with 332 facilities primarily located in major metropolitan markets. On June 28, 1994, Bally's Board of Directors (the "Board") approved a plan to spin-off Bally's Health & Tennis (the "Spin-off"). The Spin-off is expected to be accomplished by distributing substantially all of the issued and outstanding stock of Bally's Health & Tennis to Bally's stockholders. The Spin-off, which is expected to be completed by mid-1995, is subject to satisfaction of certain conditions and receipt of certain consents.

As a result of the Board's action regarding the Spin-off, Bally's Health & Tennis has been reflected as a discontinued operation and the Company's continuing operations comprise one segment, with all significant revenues arising from its casino operations and, where applicable, supporting hotel operations. See Notes to consolidated financial statements -- Basis of presentation and Discontinued operations.

CASINOS

FACILITIES

BALLY'S PARK PLACE. Bally's Park Place is situated on an eight-acre site with ocean frontage at the well-known intersection of Park Place and the Boardwalk in Atlantic City, New Jersey. The casino hotel resort is centrally located among the nine other casino hotels adjacent to the Boardwalk and is within four blocks of both the existing Atlantic City Convention Hall and the new convention facility, which is currently under construction. A corridor project which will link the Boardwalk with the new convention center is under development. Bally's Park Place's strategic location on the Boardwalk contributes to its success in attracting significant walk-in casino business, including strong crossover business from competing casinos located nearby. Equipped with two multi-story parking garages and surface valet parking lots, management believes that Bally's Park Place is also strongly positioned to attract desirable drive-in business.

Bally's Park Place is one of the largest casino hotel resorts in Atlantic City, currently encompassing approximately 2.2 million square feet of space, including approximately 80,100 square feet of gaming space, a 30-story hotel tower, a 12-story hotel facility and two multi-story parking garages providing over 2,000 parking spaces. In 1994, the casino floor space was expanded from 68,100 to 71,400 square feet and another 8,700 square feet of gaming space was added to accommodate 24 poker tables, horse race simulcasting and keno. At December 31, 1994, Bally's Park Place offered over 2,200 slot machines and 95 table games including baccarat, blackjack, craps, roulette and poker, among others.

Bally's Park Place recently completed a slot machine upgrade, replacing the majority of its slot machine inventory with state-of-the-art machines with embedded bill acceptors. In conjunction with the expansion of casino floor space, Bally's Park Place added approximately 220 slot machines, including nearly 130 machines in its new high denomination slot area and opened Magnums, a posh new premium players lounge. Bally's Park Place employs the latest slot machine technology and places particular emphasis on the location, design and lighting of its slot machine areas to further develop and compete for slot machine play.

--------------------------------------------------------------------------------

Bally's Park Place has more than 1,250 guest rooms (including 98 suites), making it the largest four-star hotel in New Jersey, and contains approximately 50,000 square feet of meeting and exhibition space and a 38,000-square foot health spa facility. Dining areas include three specialty restaurants, two cocktail lounges, a coffee shop, a buffet, a delicatessen, two fast-food facilities and a restaurant with a bar and lounge in the spa. Bally's Park Place offers a variety of other facilities and amenities to its patrons.

Bally's Park Place's operating strategy continues to capitalize on its central location and quality facilities, which serves to maximize the profitability of Bally's Park Place and allows Bally's Park Place to increase its gaming offerings to expand its success with mid-level and high-end players. Historically believed to be a leader in Atlantic City's middle to upper-middle tier slot player segments, Bally's Park Place intends to broaden its appeal and target premium table game and slot players through enhanced facility accommodations without compromising its focus on mid-level slot play. During 1994, Bally's Park Place expanded its marketing efforts to attract table game players. Increased spending for marketing and promotional programs, as well as the hiring of additional host and player development personnel, were implemented to grow its share of table game players and revenues. The marketing strategy of Bally's Park Place is to generate a high volume of play from casino customers from New York, Philadelphia and other northeastern metropolitan areas, as well as to further develop its position in all segments of the Atlantic City hotel and convention market.

Bally's Park Place's revenues and earnings peak during the summer season, with less favorable operating results during the winter. Bally's Park Place employs approximately 4,100 persons in the operation of its business.

THE GRAND. The Grand is situated on approximately three acres at Boston Avenue and Pacific Avenue at the southern end of the Boardwalk in proximity to one of the major highways that leads into Atlantic City. This location enables destination-oriented patrons, primarily customers that drive in by automobile or bus, to avoid much of the traffic congestion experienced in the midtown section of Atlantic City when visiting The Grand. As Atlantic City International Airport continues to develop, and as the new Atlantic City convention corridor develops, management believes The Grand is well-positioned to benefit from an increase in destination-oriented patrons.

The Grand encompasses approximately 1.2 million square feet of space contained within a 22-story tower, a low-rise complex and a multi-story parking garage and transportation center. At December 31, 1994, The Grand had approximately 46,300 square feet of gaming space featuring approximately 1,400 slot machines and approximately 90 table games. The Grand regularly updates and modernizes the type of slot games it offers, including state-of-the-art machines with embedded bill acceptors and increasingly popular video games (such as video poker), to attract slot customers and provide diversity of play. In addition, The Grand offers a full selection of table games including baccarat, blackjack, craps, pai gow poker, red dog and roulette, among others. In April 1995, The Grand expects to complete a 30% expansion of its gaming space to include approximately 400 additional slot machines (approximately 250 machines were placed in operation during February 1995), poker, horse race simulcasting and keno, in an area formerly occupied by certain ancillary services.

The Grand has more than 500 oceanview guest rooms (including approximately 200 suites), approximately 20,000 square feet of convention and meeting room space, three specialty restaurants, a coffee shop, a buffet, two cocktail entertainment lounges, an exclusive penthouse lounge area for select gaming patrons, a beauty salon and three retail gift shops. Recreational facilities include a health spa and a large swimming pool area. To accommodate drive-in and bus patrons, The Grand owns a multi-story parking garage and transportation center which provides valet and self-parking for approximately 1,100 cars and contains 11 bays for buses. The parking garage and transportation center, located directly across the street from The Grand, is connected to the casino hotel by an enclosed walk bridge, thereby enabling patrons to walk directly from the transportation center into the casino hotel. The Grand also owns a six-story structure, encompassing approximately 67,000 square feet, which is utilized for storage and maintenance facilities and is located

--------------------------------------------------------------------------------

approximately two blocks from The Grand. In addition, surface parking space located directly across the street from The Grand accommodates approximately 520 cars.

The Grand's operating strategy is to capitalize on its first-class facility. In addition to providing a full selection of casino games, The Grand offers its guests several categories of deluxe rooms, a variety of specialty restaurants, headline entertainment and other amenities. The first-class nature of the facility is complemented by an emphasis on personalized service, which is facilitated by the size of the facility, thereby lending itself to a more intimate, personal atmosphere for guests. Consistent with this strategy, The Grand targets both high-end and destination-oriented patrons, primarily drive-in patrons. The quality of the facility, together with its proximity to a major highway, assist in attracting these gaming patrons. The Grand directs its marketing efforts towards expanding its domestic customer base and attracting international gaming patrons.

The Grand's revenues and earnings peak during the summer season, with less favorable operating results during the winter. The Grand employs approximately 3,100 persons in the operation of its business.

BALLY'S LAS VEGAS. Bally and certain of its wholly owned subsidiaries owned approximately 65% of the Bally's Grand, Inc. common shares outstanding as of December 31, 1994, and their ownership increased through March 23, 1995 to approximately 80%. Bally's Grand, Inc. owns and operates the Bally's Las Vegas casino hotel resort in Las Vegas, Nevada. Bally's Las Vegas is situated on an approximately 30-acre site on the Las Vegas "Strip" at the well-known "Four Corners" intersection of Las Vegas Boulevard South and Flamingo Road. Bally's Las Vegas is centrally located and is within walking distance of many of the other major casino hotels on the Strip, which management believes enhances its visibility and provides it with an advantage in attracting hotel guests and convention business. In addition, separate subsidiaries of Bally's Grand, Inc. own approximately 24 acres of land situated on the Strip adjacent to Bally's Las Vegas (on which a small retail shopping center is located), approximately 14 acres of land situated adjacent to Bally's Las Vegas (on which a parking lot is located) and 5 acres of land situated in North Las Vegas, Nevada (on which supporting facilities used by Bally's Las Vegas are located).

Bally's Las Vegas currently encompasses approximately 3.2 million square feet of space in two high-rise hotel towers connected by a low-rise structure containing a 56,000-square foot casino. The casino features approximately 1,500 slot machines, 72 table games, a keno area and a race and sports book area. In order to promote slot machine play, Bally's Las Vegas emphasizes the configuration and location of its slot machine areas. In addition, Bally's Las Vegas offers a full selection of table games including baccarat, blackjack, craps, roulette, pai gow poker, caribbean stud poker, let it ride and a big-six wheel.

Bally's Las Vegas, which completed an extensive renovation program of its main tower during 1993, has more than 2,800 guest rooms (including 237 suites) and one of the largest casino hotel convention facilities in Las Vegas with approximately 175,000 square feet of meeting space. The complex also includes two entertainment showrooms with a combined seating capacity of 2,500, five restaurants, a coffee shop, two bars, a snack bar, a casino lounge, a state-of-the-art health spa, a swimming pool and cabana area with food and beverage service, eight tennis courts and a retail shopping mall. During 1994, Bally's Las Vegas completed the construction of improvements to its frontage area along the Strip which include moving walkways that transport patrons to and from the main entrance through gardens and water displays. In addition, Bally's Las Vegas has commenced construction of and expects to operate by June 1995 a monorail that will transport passengers between Bally's Las Vegas and The MGM Grand Hotel and Theme Park through a joint venture formed with a subsidiary of MGM Grand, Inc.

Bally's Las Vegas markets to two distinct groups of customers identified as "consistent wagerers" in the middle to upper-middle tier of the gaming market. The first group consists of individuals traveling to Las Vegas from southern California and the southwestern states by automobile and, to a lesser extent, by airplane. These individuals are primarily weekend-oriented and represent a significant portion of Bally's Las Vegas' customers. The second group consists of

--------------------------------------------------------------------------------

individuals from other regions of the United States and foreign countries. These individuals, who are primarily mid-week oriented, tend to take advantage of travel "packages" offered by tour and travel agents. Bally's Las Vegas' operating strategy is designed to attract and retain these customer groups by capitalizing on the quality of its facilities and providing its guests with a full range of resort amenities and personalized services and attention, emphasizing its "Touch of Class" motto. Management believes that the spacious configuration of Bally's Las Vegas' casino and the size of its standard hotel rooms, which are among the largest offered on the Strip, contribute to its upscale image and help to attract these targeted customers. Convention business is also a major marketing target for Bally's Las Vegas as it provides the resort with mid-week occupancy and generally higher room rates than standard mid-week rates. Management believes that the size of Bally's Las Vegas' convention meeting space combined with its extensive convention amenities and services, including the ability to provide customized shows and other presentations, specialized graphics, advanced business support services and banquet services for up to 3,000 people in a single seating makes it one of the most desirable convention forums in Las Vegas.

Business at Bally's Las Vegas is somewhat seasonal, usually declining in the summer and mid-winter months. Bally's Las Vegas employs approximately 4,000 persons in the operation of its business.

BALLY'S MISSISSIPPI. Bally's Mississippi commenced operations in December 1993 at Mhoon Landing in Tunica, Mississippi (located approximately 35 miles from Memphis, Tennessee). On February 9, 1995, Bally's Mississippi ceased operations at its Mhoon Landing site and entered into a venture agreement with Lady Luck Gaming Corporation ("Lady Luck") under which Bally's Mississippi is expected to relocate its dockside casino to Lady Luck's site in Robinsonville, Mississippi (which is presently the closest gaming site to Memphis) and contribute the dockside casino and related assets to the venture. Bally's Mississippi, through an affiliate which is general manager of the venture, plans to commence operations at the Robinsonville site (where Lady Luck has been operating a 240-room hotel since August 1994) by mid-1995. Lady Luck, which will contribute the hotel and related assets to the venture, does not currently have a casino operating at the site. Bally's Mississippi will be the majority owner of the venture.

The Robinsonville site encompasses over 50 acres. Upon commencement of operations, the 40,000 square-foot dockside casino is expected to feature approximately 1,150 slot machines and 50 table games (including blackjack, craps, mini-baccarat and roulette, among others). Prior to the commencement of operations, the venture expects to develop the site to include a restaurant, an entertainment lounge, administrative facilities and parking for approximately 1,500 vehicles. The existing hotel encompasses approximately 150,000 square feet of space.

The venture's operating strategy is expected to provide its patrons with an enjoyable gaming experience through a well-trained, friendly staff in a well-maintained facility complemented by comfortable hotel accommodations, entertainment and other amenities. The atmosphere of the casino is expected to be open and airy, with wide aisles and ample space between games. A "Bayou" theme with weathered metal siding and exposed wooden beams is expected to create a fun environment with strong destination appeal. The marketing strategy of the venture is intended to generate a high volume of play from casino customers in the regional area, which is expected to be enhanced by the Robinsonville site's close proximity to Memphis and the 240-room hotel.

The venture is expected to employ approximately 800 persons in the operation of its business.

BALLY'S NEW ORLEANS. A subsidiary of Bally's Casino Holdings, Inc. ("Casino Holdings") owns an equity interest of approximately 50% in Bally's New Orleans, which is expected to operate a riverboat casino facility in New Orleans, Louisiana. In August 1993, the Casino Holdings subsidiary entered into a formal operating agreement for the capitalization and development of Bally's New Orleans. Simultaneously, Casino Holdings and Bally's New Orleans entered into a management agreement with a term of five years and an option for a second five-year term granting responsibility for the development and management of Bally's New Orleans to Casino Holdings. Casino Holdings will receive management fees based on a percentage of the

--------------------------------------------------------------------------------

earnings of Bally's New Orleans. Construction of the 130,000 square-foot riverboat (which measures 350 feet long and 83 feet wide) commenced in January 1994 and was approximately 85% complete as of March 23, 1995. Bally's New Orleans expects to commence operations by mid-1995, subject to the issuance of a Certificate of Final Approval by the Louisiana Riverboat Gaming Commission.

The riverboat will be located on the south shore of Lake Pontchartrain in Orleans Parish, which is approximately eight miles from the French Quarter of New Orleans. The riverboat is expected to accommodate up to 2,500 passengers and feature a 30,000 square-foot casino (the maximum size currently allowed under Louisiana law) on the two upper decks of the vessel. The casino is expected to feature approximately 1,200 state-of-the-art slot machines with embedded bill acceptors and approximately 46 table games, including blackjack, roulette, craps and poker. The lower level of the vessel (which will have an additional 20,000 square feet of gaming space available in the event current Louisiana law is amended) is expected to feature a full service bar and giant screen television. The vessel is being built to resemble a traditional paddle-wheel riverboat and is expected to feature an "Americana" theme in red, white and blue. On-shore facilities include a 34,000 square-foot terminal building that was acquired from Showboat Star Partnership in February 1995, which is expected to house a buffet restaurant, cocktail lounge and waiting area. Parking facilities to accommodate over 1,000 vehicles are available.

Louisiana law provides for twenty-four hour, unlimited stakes gaming on a riverboat. Barring adverse weather and water conditions, gaming is not permitted while a riverboat is docked other than during a period no longer than 45 minutes between excursions. Each round-trip riverboat cruise may not be less than three nor more than eight hours in duration. Bally's New Orleans expects to operate seven cruises daily with no admission charge. Bally's New Orleans' operating strategy is expected to provide its patrons with an enjoyable gaming experience through a well-trained, friendly staff in a well-maintained facility. The marketing strategy of Bally's New Orleans is expected to generate a high volume of casino play from both local residents and tourists (including conventioneers). Expansion plans being considered include a 25,000 to 30,000-square foot performance arena, which would feature various headline entertainment.

Bally's New Orleans is expected to employ approximately 900 persons in the operation of its business.

OTHER. The Company continues to explore opportunities for gaming expansion in jurisdictions where gaming is presently authorized or may become authorized. New gaming projects may be wholly owned and operated by the Company or may be developed, owned and/or operated through joint ventures involving the Company. During the past two years, the Company has expended over $20 million in the pursuit of gaming opportunities (including land option costs) in jurisdictions including Pennsylvania, Florida, Missouri, Ontario, Alabama and Indiana, among others, and on Native American and First Nation lands in various locations. See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

COMPETITION

GENERAL. The Company's casinos face significant competition from both established casinos and newly emerging gaming operations. The Company believes that the legalization of casino gaming in various jurisdictions over the last several years and the opening of gaming facilities operated by Native Americans have not, to date, had a material adverse impact on its Atlantic City or Las Vegas operations. However, proposals have been made for significant casinos, generally water-based, in a number of other jurisdictions and several large metropolitan areas, including Chicago, where the Company is headquartered and Philadelphia, where the Company holds an option on a large tract of waterfront property. The Company believes that the adoption of legislation approving casino gaming in any jurisdiction near New Jersey (particularly New York or Pennsylvania) or near Nevada (particularly California or the other southwestern states) or the advent of full-scale gaming on nearby Native American lands could have a material adverse effect on its present operations. The Company also competes with other forms of legalized gaming, including state-sponsored lotteries and off-track wagering. In

--------------------------------------------------------------------------------

markets in which the Company commences operations or seeks to commence operations, it faces intense competition for licenses, desirable sites, qualified personnel and, ultimately, customers from other companies in the gaming industry. Legalization of gaming in additional jurisdictions will provide opportunities for expansion by the Company's competitors, some of which have greater financial resources than the Company, which could adversely affect the Company's existing and proposed operations.

The Company believes that casino competition in the markets in which it competes is based primarily on the location and physical design of the casino and, where applicable, hotel accommodations, the extent and quality of personalized service offered to guests and casino customers, the price and quality of rooms and food and beverages, the number and quality of its restaurants, convention and other public facilities, promotional allowances, the entertainment offered, the variety of table games and slot machines, table limits, casino credit granted to customers and parking availability. Management believes that the reputation of each of the Company's casinos as a first-class facility enhances their competitiveness in each of their markets.

ATLANTIC CITY. Since April 1990, there have been ten casino hotel facilities operating in Atlantic City in competition with Bally's Park Place and The Grand, which are also in competition with each other. Several Atlantic City casino hotels have recently expanded or are currently in the process of expanding their facilities. These expansions will increase competition in the Atlantic City market, particularly as additional slot machines and rooms are added. Bally's Park Place has a central location which positively affects its competitive position. The Grand, however, is geographically removed from the newest Atlantic City casino hotels and others that have made significant capital improvements, which has historically adversely affected its competitive position.

LAS VEGAS. Bally's Las Vegas competes principally with other casino hotels and casinos located in Las Vegas. Currently, there are approximately 30 major casino hotels located on or near the Las Vegas Strip, approximately 10 major casino hotels located in the Las Vegas downtown area and several major facilities located elsewhere in the Las Vegas area. As a result of new construction projects and certain expansions by casino hotels located on or near the Strip, over the last three years Las Vegas casino space increased significantly and hotel and motel room capacity increased by approximately 12,000 rooms or 15%. A significant portion of the increase is a result of the opening during the latter part of 1993 of three new major casino hotels that contain 370,000 total square feet of casino space, 10,400 total guest rooms and a theme park. In addition, there have been several public announcements concerning new casino projects in Las Vegas which, when opened, will further expand capacity. Management believes that the additional casino and hotel room capacity resulting from the opening of new casino hotels has a short-term negative impact on Bally's Las Vegas, but that over the long term Bally's Las Vegas benefits from the increase in the number of visitors to Las Vegas that these new properties attract. The number of visitors to Las Vegas during 1994 increased approximately 32% over the number in 1991. Management also believes that Bally's Las Vegas' central location has had and will continue to have a positive effect on its competitive position. Further, Bally's Las Vegas has completed an extensive renovation of its main tower and improvements to its frontage area along the Strip, and has commenced construction of the monorail, renovation of the south tower hotel rooms and corridors and redesign of the lower-level retail mall, all of which are intended to enhance its competitiveness in the Las Vegas market.

MISSISSIPPI. The Mississippi gaming legislation does not limit the number of gaming licenses that may be granted and management believes this resulted in a saturation of gaming facilities in and around the Memphis market. As of March 23, 1995, nine gaming facilities were operating in this market and six additional operators' licenses (excluding Bally's Mississippi's) had been issued by the Mississippi Gaming Commission for operation there (although three of these licenses are for facilities which have already closed). Gaming facilities which have already commenced or subsequently commence operations in or near the Memphis market present potential significant competition for the venture between Bally's Mississippi and Lady Luck. The Company anticipates improved

--------------------------------------------------------------------------------

operating results at the Robinsonville site, but there can be no assurance that such improved results will be attained given these competitive conditions.

NEW ORLEANS. Louisiana law limits the number of riverboat gaming licenses that may be granted to fifteen (all of which have been granted), with a maximum of six riverboats in any one parish. Four riverboats are presently operating in the New Orleans area and an additional three riverboats (including Bally's New Orleans) are expected to commence operations there during the remainder of 1995. In addition to the riverboat casinos, a license for a single, large-scale land-based casino has been awarded by the City of New Orleans to a competitor. This casino, which is expected to commence operations at a temporary location in April or May 1995 and at a permanent location in mid-1996, is expected to be the largest land-based casino in the United States. As a result, Bally's New Orleans is expected to face significant competition in the New Orleans market.

GAMING REGULATION

GENERAL. Gaming is regulated in every jurisdiction in which it is currently legalized, and regulations generally require receipt of a license prior to commencement of gaming operations. The regulatory frameworks may impose restrictions or costs including additional taxes that materially detract from the feasibility or profitability of gaming operations. Gaming regulations and their enforcement are within the discretion of the regulating jurisdictions, and the Company cannot predict what these regulations will be, how they will be enforced or what effect, if any, these regulations will have on the Company. In addition, floating gaming ventures require compliance with certain maritime laws and United States Coast Guard regulations.

NEW JERSEY REGULATION. Gaming activities in Atlantic City are subject to the New Jersey Casino Control Act (the "New Jersey Act"), regulations of the New Jersey Casino Control Commission (the "New Jersey Commission") and other applicable laws. No casino may operate unless the required permits or licenses and approvals are obtained from the New Jersey Commission. The New Jersey Commission is authorized under the New Jersey Act to adopt regulations covering a broad spectrum of gaming and gaming-related activities and to prescribe the methods and forms of applications from all classes of licensees. These laws and regulations concern primarily: (i) the financial stability, integrity, responsibility, good character, honesty and business ability of casino service suppliers and casino operators, their directors, officers and employees, their security holders and others financially interested in casino operations, (ii) the nature of casino hotel facilities, and (iii) the operating methods and financial and accounting practices used in connection with the casino operations. Taxes are imposed by the State of New Jersey on gaming operations at the rate of 8% of gross gaming revenues. In addition, the New Jersey Act provides for an investment alternative tax of 2.5% of gross gaming revenues. This investment alternative tax may be offset by investment tax credits equal to 1.25% of gross gaming revenues, which are obtained by purchasing bonds issued by or investing in housing or other development projects approved by the New Jersey Casino Reinvestment Development Authority, a state agency. New laws and regulations, as well as amendments to existing laws and regulations, relating to gaming activities in Atlantic City are periodically introduced or proposed and sometimes adopted. In January 1995, a comprehensive package of amendments to the New Jersey Act was enacted into law, which amendments, among other things, reduce certain regulatory requirements.

The New Jersey Commission has broad discretion with regard to the issuance, renewal and revocation or suspension of casino licenses. A casino license is not transferable, is issued for a term of up to one year for the first two renewals and thereafter for a term of up to two years (subject to discretionary reopening of the licensing hearing by the New Jersey Commission at any time), and must be renewed by filing an application which must be acted on by the New Jersey Commission prior to the expiration of the license in force. At any time, upon a finding of disqualification or noncompliance, the New Jersey Commission may revoke or suspend a license or impose fines. An amendment to the New Jersey Act signed into law in January 1995 provides that casino licenses may be renewed for a period up to four years.

The New Jersey Act imposes certain restrictions on the ownership and transfer of securities

--------------------------------------------------------------------------------

issued by a corporation that holds a casino license or is deemed a holding company, intermediary company, subsidiary or entity qualifier (each, an "affiliate") of a casino licensee. "Security" is defined by the New Jersey Act to include instruments that evidence either a beneficial ownership in an entity (such as common stock or preferred stock) or a creditor interest in an entity (such as a bond, note or mortgage). Pursuant to the New Jersey Act, the corporate charter of a publicly traded affiliate of a casino licensee must require that a holder of the company's securities dispose of such securities if the holder's continued holding would result in the company or any other affiliate being no longer qualified to continue as a casino licensee under the New Jersey Act. The corporate charter of a casino licensee or any privately held affiliate of the licensee must: (i) establish the right of prior approval by the New Jersey Commission with regard to a transfer of any security in the company and (ii) create the absolute right of the company to repurchase at the market price or purchase price, whichever is less, any security in the company in the event the New Jersey Commission disapproves a transfer of such security under the New Jersey Act. The corporate charters of the Company's subsidiaries that operate Bally's Park Place and The Grand and the charters of their privately held affiliates conform with the New Jersey Act's requirements described above for privately held companies.

If the New Jersey Commission finds that an individual owner or holder of securities of a corporate licensee or an affiliate of such corporate licensee is not qualified under the New Jersey Act, the New Jersey Commission may propose remedial action. The New Jersey Commission may require divestiture of the securities held by any disqualified holder who is required to be qualified under the New Jersey Act (e.g., officers, directors, security holders and key casino and other employees). In the event that disqualified persons fail to divest themselves of such securities, the New Jersey Commission may revoke or suspend the license. However, if an affiliate of a casino licensee is a publicly traded company and the New Jersey Commission finds disqualified any holder of any security thereof who is required to be qualified, and the New Jersey Commission also finds that: (i) such company has complied with aforesaid charter provisions, (ii) such company has made a good faith effort, including the prosecution of all legal remedies, to comply with any order of the New Jersey Commission requiring the divestiture of the security interest held by the disqualified holder, and (iii) such disqualified holder does not have the ability to control the corporate licensee or the affiliate, or to elect one or more members of the board of directors of such affiliate, the New Jersey Commission will not take action against the casino licensee or its affiliate with respect to the continued ownership of the security interest by the disqualified holder.

For purposes of the New Jersey Act, a security holder is presumed to have the ability to control a publicly traded corporation, or to elect one or more members of its board of directors, if such holder owns or beneficially holds 5% or more of any class of the equity securities of such corporation, unless such presumption of control or ability to elect is rebutted by clear and convincing evidence. An "institutional investor," as that term is defined under the New Jersey Act, is entitled to a waiver of qualification if it holds less than 10% of any class of the equity securities of a publicly traded holding or intermediary company of a casino licensee and: (i) the holdings were purchased for investment purposes only, (ii) there is no cause to believe the institutional investor may be found unqualified, and (iii) upon request by the New Jersey Commission, the institutional investor files a certified statement to the effect that it has no intention of influencing or affecting the affairs of the issuer, the casino licensee or its other affiliates. The New Jersey Commission may grant a waiver of qualification to an institutional investor holding 10% or more of such securities upon a showing of good cause and if the conditions specified above are met.

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

--------------------------------------------------------------------------------

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

In the event it is determined that a licensee has violated the New Jersey Act or its regulations, then under certain circumstances, the licensee could be subject to fines or have its license suspended or revoked. In addition, if a person who is required to qualify under the New Jersey Act fails to qualify, or if a security holder who is required to qualify fails to qualify and does not dispose of the related securities in the licensee or in any affiliate of the licensee, as may be required by the New Jersey Act, then, under certain circumstances, the licensee could have its license suspended or revoked.

If a casino license was not renewed, was suspended for more than 120 days or was revoked, the New Jersey Commission could appoint a conservator. The conservator would be charged with the duty of conserving and preserving the assets so acquired and continuing the operation of the hotel and casino of a suspended licensee or with operating and disposing of the casino hotel facilities of a former licensee. Such suspended licensee or former licensee, however, would be entitled only to a fair return on its investment, to be determined under New Jersey law, with any excess to go to the State of New Jersey, if so directed by the New Jersey Commission. Suspension or revocation

--------------------------------------------------------------------------------

of any licenses or the appointment of a conservator by the New Jersey Commission would have a material adverse effect on the business of Bally's Park Place, Inc. and GNAC.

In 1994, the New Jersey Commission renewed the casino licenses of Bally's subsidiaries that operate Bally's Park Place and The Grand through June 1996 and July 1996, respectively.

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

Bally is registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has been found suitable to acquire control of Bally's Grand, Inc. Casino Holdings is also a Registered Corporation by virtue of its outstanding debt securities and has been found suitable to own the capital stock of Bally's Grand Management Co., Inc. ("Management Co."), which is the manager of Bally's Grand, Inc. Casino Holdings has also been found suitable to own the capital stock of Bally's CHLV, Inc. ("BCHLV"), which has been registered by the Nevada Commission as an intermediary company and has been found suitable to own more than 10% of the Bally's Grand, Inc. voting securities. Bally's Grand, Inc. is also a Registered Corporation and has been found suitable to own the stock of Grand Resorts, Inc. ("GRI"), which operates the Bally's Las Vegas casino. GRI is required to be licensed by the Nevada Gaming Authorities. The gaming licenses held by GRI require the payment of fees and taxes and are not transferable. GRI is also licensed as a manufacturer and distributor of gaming devices. Such manufacturer's and distributor's licenses are not transferable and require the annual payment of fees. Management Co. is licensed by the Nevada Commission as a manager for Bally's Grand, Inc. and such license is also not transferable. GRI and Management Co. are each a corporate licensee (individually a "Corporate Licensee" and collectively, the "Corporate Licensees") under the terms of the Nevada Act. As Registered Corporations, Bally, Casino Holdings and Bally's Grand, Inc. are required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from the Corporate Licensees without first obtaining licenses and approvals from the Nevada Gaming Authorities. Bally, Casino Holdings, Bally's Grand, Inc., BCHLV and the Corporate Licensees have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, Bally, Casino Holdings, Bally's Grand, Inc. or the Corporate Licensees in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the Corporate Licensees must file applications with

--------------------------------------------------------------------------------

the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of Bally, Casino Holdings or Bally's Grand, Inc. who are actively and directly involved in gaming activities of the Corporate Licensees may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all costs of investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with Bally, Casino Holdings, Bally's Grand, Inc. or the Corporate Licensees, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require Bally, Casino Holdings, Bally's Grand, Inc. or the Corporate Licensees to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

Bally, Casino Holdings, Bally's Grand, Inc. and the Corporate Licensees are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by the Corporate Licensees must be reported to or approved by the Nevada Commission.

If it were determined that the Nevada Act was violated by a Corporate Licensee, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Corporate Licensees, Bally, Casino Holdings, Bally's Grand, Inc. and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Bally's Las Vegas casino and, under certain circumstances, earnings generated during the supervisors' appointment (except for reasonable rental value of the casino) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect Bally's Las Vegas' gaming operations.

Any beneficial holder of Bally's or Bally's Grand, Inc.'s voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and be subject to a suitability determination as a beneficial holder of such voting securities if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

The Nevada Act requires any person who acquires more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails a written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the Registered Corporation's or its gaming affiliates'

--------------------------------------------------------------------------------

corporate charter, bylaws, management, policies or operations, or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders, (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations, and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners of its securities. The applicant is required to pay all costs of investigation.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. Bally, Casino Holdings and Bally's Grand, Inc. would be subject to disciplinary action if, after they receive notice that a person is unsuitable to be a stockholder or to have any other relationship with Bally, Casino Holdings, Bally's Grand, Inc. or the Corporate Licensees, Bally, Casino Holdings or Bally's Grand, Inc.: (i) pays that person any dividend or interest upon the voting securities of Bally or Bally's Grand, Inc., (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish that person's voting securities including, if necessary, the immediate purchase of said voting securities for cash at fair market value. Additionally, the Clark County Board has the authority to approve all persons owning or controlling the stock of any corporation controlling a Corporate Licensee.

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

Bally, Casino Holdings and Bally's Grand, Inc. are required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. Bally, Casino Holdings and Bally's Grand, Inc. are also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the stock certificates of Bally, Casino Holdings and Bally's Grand, Inc. to bear a legend indicating that the securities are subject to the Nevada Act. Although Casino Holdings is subject to such a requirement, the Nevada Commission has not imposed such requirement on Bally or Bally's Grand, Inc. to date.

None of Bally, Casino Holdings or Bally's Grand, Inc. may make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On August 25, 1994, the Nevada Commission granted Bally prior approval to make

--------------------------------------------------------------------------------

offerings of its common stock, warrants or rights to acquire its common stock, or other equity securities that do not have a cash dividend requirement, for a period of one year, subject to certain conditions (the "Shelf Approval"). However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board and must be herewith renewed annually. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus for such public offering or the investment merits of the securities offered. Any representation to the contrary is unlawful.

Changes in control of Bally or Bally's Grand, Inc. through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby that person obtains control, may not occur without the prior approval of the Nevada Commission. In addition, because Casino Holdings is an indirect wholly owned subsidiary of Bally, the Nevada Commission has conditioned Casino Holdings' registration so that no transfer of its voting securities may occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and the Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

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

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received, (ii) the number of gaming devices operated or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments. Nevada gaming licensees that hold a license as an operator of a slot machine route, or a manufacturer's or distributor's license, also pay certain fees and taxes to the State of Nevada.

Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of such Licensees' participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction

--------------------------------------------------------------------------------

pertaining to the foreign gaming operations, fail to conduct the foreign gaming operations in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the grounds of personal unsuitability.

MISSISSIPPI REGULATION. Mississippi has adopted regulatory requirements which are similar to Nevada's with respect to the discretion given the regulators in granting licenses, financial qualification of licensees and qualification of security holders, officers, directors and key employees. The Mississippi regulations also restrict the ability to pay interest to debt security holders who are not found suitable and require redemption of such debt securities from those holders who are denied licensing. The Mississippi Gaming Commission may conduct a suitability investigation of security holders at any time. Mississippi regulation requires prior approval to recapitalize or engage in gaming outside of Mississippi. A Mississippi gaming license is valid for two years, is not transferable and requires the periodic payment of fees. In December 1993, the Mississippi Gaming Commission granted Bally's Mississippi a license to operate its dockside casino.

LOUISIANA REGULATION. Louisiana has also adopted regulatory requirements which are similar to Nevada's with respect to the discretion given the regulators in granting licenses, financial qualification of licensees and qualification of security holders, officers, directors and key employees. In addition, significant contracts and leases entered into by a licensee must be reported to the Louisiana regulators and certain enterprises which transact business with a licensee must be licensed. The Louisiana regulations restrict the payment of dividends, interest or remuneration for services rendered or otherwise to security holders who are not found suitable and requires disposition of such securities from those holders who are found disqualified. The Louisiana Riverboat Gaming Enforcement Division may conduct a suitability investigation of security holders at any time. A Louisiana gaming license is not transferable and requires the periodic payment of fees. The Louisiana Riverboat Gaming Enforcement Division issued Bally's New Orleans a Certificate of Preliminary Approval in June 1993 and a riverboat gaming license in March 1994. Upon completion of the riverboat and related land-based facilities, Bally's New Orleans must apply to and receive from the Louisiana Riverboat Gaming Commission a Certificate of Final Approval before commencing gaming operations.

FEDERAL REGISTRATION. The operating subsidiaries of Bally that are involved in gaming activities are required to make annual filings with the Attorney General of the United States in connection with the operation of slot machines. All requisite filings for the present year have been made.

FITNESS CENTERS

As described previously, Bally's Health & Tennis has been reflected as a discontinued operation because of the Spin-off, which is expected to be completed by mid-1995.

Bally's Health & Tennis, through the subsidiaries which it controls, is the largest (and the only nationwide) commercial operator of fitness centers in the United States in terms of revenues, members, and number and square footage of facilities. Bally's Health & Tennis operates 332 fitness centers located in 27 states with approximately 4.2 million members. The fitness centers operate under the "Bally's" name in conjunction with various well-recognized names, including Holiday Health, Jack LaLanne, Holiday Spa, Chicago Health Clubs, Scandinavian, President's First Lady, Vic Tanny and Aerobics Plus, and as The Vertical Clubs. Most of the Company's fitness centers are located in major metropolitan markets in the United States, including Los Angeles, New York, Chicago, Washington, D.C., Philadelphia, Houston, Dallas, Minneapolis, Detroit, Miami, Atlanta, Cleveland, Seattle, Phoenix and Denver. In addition, the Company operates four fitness centers in Canada. Bally's Health & Tennis owns 32 locations and leases space, generally pursuant to long-term leases, in other locations where it operates fitness centers.

Bally's Health & Tennis' strategy is to offer members value by providing state-of-the-art facilities and membership programs at economical prices. The fitness centers offer

--------------------------------------------------------------------------------

prospective members the option of financing their initial membership fees as an alternative to a lump sum cash payment, and management considers payment flexibility to be a competitive advantage over most of its competitors. As part of Bally's Health & Tennis' strategy, fitness centers are clustered in major metropolitan areas in order to achieve advertising, marketing and operating efficiencies.

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

Bally's Health & Tennis currently offers its members a limited number of membership plans that differ primarily by the inclusion of additional in-club services (such as racquetball facilities and child care) and accessibility to other fitness centers operated by Bally's Health & Tennis, either locally or nationally. From time to time, Bally's Health & Tennis also offers special membership plans which limit access to fitness centers to certain days and non-peak hours. Members can also choose from several payment mechanisms and downpayment options. In addition to the one-time initial membership fee, members must pay membership dues in order to maintain their membership privileges. As one way of emphasizing the value and affordability of its memberships, Bally's Health & Tennis offers different renewal plans with prices that vary depending on the member's historical usage of the fitness center facilities.

Bally's Health & Tennis is the largest operator or is among the largest operators in every major market in which it has fitness centers. Management believes its fitness centers generally offer a high level of amenities to its primary target market, the 18 to 34-year old, middle income segment of the population. Within each market, Bally's Health & Tennis competes with other fitness centers, physical fitness and recreational facilities established by local governments and businesses for their employees, the YMCA and similar organizations and, to a certain extent, with racquet and tennis and other athletic clubs, country clubs, weight reducing salons and retail stores selling home-use fitness equipment. However, Bally's Health & Tennis believes that its operating experience, its ability to allocate advertising costs over all of its fitness centers, and its account processing and collection infrastructure give it an advantage over its competitors. Bally's Health & Tennis believes that its membership plans are affordable and have the flexibility to be responsive to economic conditions. However, Bally's Health & Tennis also competes with other entertainment and retail businesses for the discretionary income of its targeted market group.

Bally's Health & Tennis' focus is on increasing cash flows and revenues from its existing fitness centers through greater penetration of its target market. The fitness centers have programs such as "Step Aerobics" and "The 30-Minute Workout" to expand the appeal of its services. Additional amenities planned for 1995 include providing its fitness center members with offerings of health and fitness-related merchandise. Bally's Health & Tennis believes that the spread of the fitness commitment to older Americans represents a substantial growth opportunity. Accordingly, the fitness centers seek to capitalize on this opportunity by providing and marketing special fitness programs for the 35 to 49-year old and older age groups. Special fitness activities such as personal training, water and other low-impact aerobics and walking programs as well as special services such as child care at many fitness centers are examples of Bally's Health & Tennis' efforts to attract prospective members in these age groups. In addition, in 1995, Bally's Health & Tennis began to offer comprehensive fitness and wellness programs to major corporations which are designed to reduce workers compensation costs and improve productivity. Bally's Health & Tennis expects these efforts to enhance its ability to attract new members and retain existing members as they age.

Bally's Health & Tennis intends to continue its program of upgrading its fitness centers by remodeling, expanding or replacing older, smaller fitness centers, closing selected existing facilities that management believes do not present sufficient growth opportunities and selectively

--------------------------------------------------------------------------------

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

Historically, Bally's Health & Tennis has experienced greater sales in the first quarter of the year. In recent years, Bally's Health & Tennis has lessened this seasonal effect by the use of sales incentives and awards for sales personnel and members, as well as other marketing initiatives. Bally's Health & Tennis employs approximately 17,400 persons in the operation of its business, including approximately 9,700 part-time employees.

COPYRIGHTS AND TRADEMARKS

The Company owns or is licensed under a number of copyrights, trademarks and trade names. Several of the copyrights, trademarks and trade names used by the Company are considered to have substantial value in its businesses.

ITEM 3. LEGAL PROCEEDINGS

Several purported derivative actions against Bally and certain of its current and former directors, originally filed in December 1990 and January 1991, have been consolidated under the caption In re: Bally Entertainment Corporation Shareholders Litigation in the Court of Chancery of the State of Delaware, New Castle County. The consolidated complaint alleges, among other things, breach of fiduciary duty, corporate mismanagement, and waste of corporate assets in connection with certain actions including, among other things, payment of compensation, certain acquisitions by Bally, the dissemination of allegedly materially false and misleading information, the proposed restructuring of Bally's debt, and a subsidiary's allegedly discriminatory practices. The plaintiffs seek, among other things: (i) injunctions against payment of certain termination compensation benefits and implementation of the proposed restructuring plan, (ii) rescission of consummated transactions and a declaration that the complained of transactions are null and void, (iii) an accounting by individual defendants of damages to Bally and benefits received by such defendants, (iv) the appointment of a representative to negotiate on behalf of the stockholders in connection with any proposed restructuring, and (v) costs and disbursements, including a reasonable allowance for the fees and expenses of plaintiffs' attorneys, accountants and experts.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 4 is inapplicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Arthur M. Goldberg was elected Chairman of the Board of Directors and Chief Executive Officer of the Company in October 1990 and President of the Company in January 1993. He is also Chairman of the Company's Executive Committee. In June 1993, he was elected Chairman of the Board of Directors, President and Chief Executive Officer of Casino Holdings. Since January 1993, Mr. Goldberg has been Chairman of the Board of Directors and Chief Executive Officer of both Bally's Park Place, Inc. and GNAC. He has also served as a director of Bally's Health & Tennis since 1990. Mr. Goldberg was elected Chairman of the Board of Directors and President of Bally's Grand, Inc. in August 1992 and its Chief Executive Officer in September 1992. Since 1990, he has been Chairman of the Board of Directors, Chief Executive Officer and President of Di Giorgio Corporation, a food distributor. Mr. Goldberg is also Managing Partner of Arveron Investments L.P. and a director of First Fidelity Bancorp. Mr. Goldberg is 53 years of age.

Lee S. Hillman was elected Vice President, Chief Financial Officer and Treasurer of the Company in November 1991 and Executive Vice President in August 1992. He has been an Executive Vice President, Chief Financial Officer and a director of Casino Holdings since June 1993. Mr. Hillman has served as a director of Bally's Park Place, Inc. since January 1993 and a director of GNAC since February 1993. He has also been Vice President -- Administration of Bally's Grand, Inc. since August 1993. In addition, he has served as Senior Vice President of Bally's Health & Tennis since April 1991, one of its directors since September 1992 and its Treasurer since October 1992, and was Chief

--------------------------------------------------------------------------------

Financial Officer of that company from January 1992 through May 1994. From October 1989 to April 1991, he was a partner with the accounting firm of Ernst & Young LLP. Mr. Hillman is 39 years of age.

Robert G. Conover was elected Vice President, Management Information Systems and Chief Information Officer of the Company in December 1992. He has been Senior Vice President, Management Information Systems of Casino Holdings since June 1993 and Senior Vice President of GNOC, CORP. (a subsidiary of GNAC) since 1987. Mr. Conover was elected a Senior Vice President of Bally's Park Place, Inc. in January 1993 and for approximately ten years prior thereto, he was a Vice President of that company. Mr. Conover has also been President of the Bally Systems division of Bally Gaming International, Inc. ("Gaming"), a former subsidiary of the Company, since October 1990. From January 1987 to September 1992, he was Vice President, Management Information Systems of Bally's Grand, Inc. Mr. Conover is 49 years of age.

John W. Dwyer was elected Corporate Controller of the Company in June 1992 and Vice President in December 1992. He has been a Vice President and Controller of Casino Holdings since June 1993 and Vice President and Chief Financial Officer of Bally's Health & Tennis since May 1994. From October 1989 to June 1992, he was a partner with the accounting firm of Ernst & Young LLP. Mr. Dwyer is 42 years of age.

Harold Morgan was elected Vice President, Human Resources of the Company in December 1992. Since August 1991, he has been employed by Bally's Health & Tennis and was elected a Vice President of that company in January 1992. From 1985 until August 1991, Mr. Morgan was Director of Employee and Labor Relations of the Hyatt Corporation. Mr. Morgan is 38 years of age.

Bernard J. Murphy was elected Vice President, Corporate Affairs and Governmental Relations of the Company in November 1991. From March 1991 to November 1991, Mr. Murphy was employed as an executive of Bally and since March 1991, he has been a Senior Vice President of Bally's Health & Tennis. For 20 years prior to 1991, he had been with the Federal Bureau of Investigation. Mr. Murphy is 48 years of age.

Jerry W. Thornburg was elected Vice President, Audit of the Company in July 1993. For approximately five years prior thereto, he was Director of Internal Audit of the Company. Mr. Thornburg is 51 years of age.

Carol Stone DePaul was elected Secretary of the Company in December 1992. She has been a Vice President and Secretary of Casino Holdings since June 1993. For more than three years prior to December 1992, she was Assistant Secretary of the Company and a member of its law department. Ms. DePaul is 38 years of age.

                      ------------------------------------

Wallace R. Barr was elected President and a director of Bally's Park Place, Inc. in February 1993 and its Chief Operating Officer in January 1993. He has also been an Executive Vice President, Chief Operating Officer and a director of Casino Holdings since June 1993. Mr. Barr was a Senior Vice President of GNAC from June 1991 to February 1993 and has served as its Chief Operating Officer since January 1993 and its President and a director since February 1993. From March 1984 to June 1991, he served as Senior Vice President -- Operations of Bally's Park Place, Inc. and from January 1987 to September 1992, he was Senior Vice President and Treasurer of Bally's Grand, Inc. Mr. Barr is 49 years of age.

Michael G. Lucci, Sr. was elected President of Bally's Health & Tennis in April 1993 and its Chief Operating Officer in October 1992. He has been a director of Bally's Health & Tennis since September 1992. From 1991 to April 1993, he served as Executive Vice President of Bally's Health & Tennis and supervised the eastern region of that company for more than two years prior to 1991. Mr. Lucci is 55 years of age.

Darrell A. Luery was elected Senior Vice President of Bally's Grand, Inc. in August 1989 and its Chief Operating Officer in September 1992. Mr. Luery is 54 years of age.

--------------------------------------------------------------------------------
PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Bally Common Stock, par value 66 2/3c per share (the "Common Stock"), is traded on the New York Stock Exchange and Chicago Stock Exchange. The Company suspended cash dividend payments on the Common Stock beginning with the fourth quarter of 1990 and does not presently intend to pay any dividends on the Common Stock in the foreseeable future. The high and low quarterly sales prices on the New York
Stock Exchange for the past two years are as follows:

                                                               FIRST     SECOND      THIRD     FOURTH
                                                              QUARTER    QUARTER    QUARTER    QUARTER
--------------------------------------------------------------------------------------------------------
1994:
  High.....................................................      $9 5/8     $7 5/8     $8 1/8     $7 5/8
  Low......................................................       6 3/4      6 3/8      6 1/2      5 1/4

1993:
  High.....................................................       8 1/8     12 3/4     10 3/4     10 3/8
  Low......................................................       6          6 3/8      8 1/8      8 3/8

The number of holders of record of the Common Stock at March 23, 1995 was 16,249.

For restrictions on the ability of Bally's subsidiaries to pay dividends, see Liquidity and Capital Resources in Item 7 of this Report.

ITEM 6.  SELECTED FINANCIAL DATA

                                                   1994        1993        1992        1991        1990
--------------------------------------------------------------------------------------------------------
                                  (In millions, except per share data)
Years ended December 31:
  Revenues....................................   $  942.3    $  628.2    $  556.0    $  544.5    $  564.8
  Equity in net loss of Bally's Grand, Inc.
     (pre-reorganization).....................                                                     (186.6)
  Income (loss) from continuing operations....       (1.9)       10.2          --       (33.4)     (248.6)
  Income (loss) from continuing operations per
     common and common equivalent share.......       (.10)        .16        (.06)      (1.07)      (9.03)
  Cash dividends per common share.............                                                       .225
At December 31:
  Total assets................................   $1,936.2    $1,991.6    $1,357.6    $1,389.8    $1,620.9
  Total debt..................................    1,266.2     1,186.3       731.2       795.4     1,076.4
  Minority interests..........................       37.4        42.4
  Stockholders' equity........................      293.6       364.1       410.2       364.7       332.5

---------------

Notes:

(1) The consolidated financial statements have been presented (after restatement of prior years' financial statements) to reflect Bally's Health & Tennis as a discontinued operation because of the Spin-off. See Notes to consolidated financial statements -- Discontinued operations for additional information.

(2) Bally's Las Vegas has been consolidated since December 1, 1993 as a result of Bally's controlling interest in reorganized Bally's Grand, Inc. at that date. Prior to December 1, 1993, Bally's investment in Bally's Grand, Inc. was principally recorded on the equity method of accounting. As of December 31, 1994, wholly owned subsidiaries of Bally owned approximately 65% of the outstanding common stock of Bally's Grand, Inc. See Notes to consolidated financial statements -- Acquisition of Bally's Grand, Inc. for additional information.

--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As described previously, Bally's Health & Tennis has been reflected as a discontinued operation in the Company's financial statements because of the Spin-off. As a result, the Company's continuing operations comprise one industry segment, with all significant revenues arising from its casino operations and, where applicable, supporting hotel operations. The following discussion and analysis of financial condition and results of operations is that of the Company's continuing operations.

RESULTS OF OPERATIONS

Revenues, operating income before depreciation, amortization and abandonment loss ("EBITDA") and operating income (loss) for the Company and each of its casino properties were as follows (in millions):

                                                                   1994         1993         1992
---------------------------------------------------------------------------------------------------
Consolidated:
  Revenues.....................................................  $  942.3     $  628.2     $  556.0
  EBITDA (a)...................................................     217.5        159.1        135.1
  Operating income (d).........................................     125.1        107.9         86.5
Bally's Park Place:
  Revenues.....................................................  $  377.0     $  352.8     $  331.1
  EBITDA (a)...................................................     120.1        112.4         90.1
  Operating income.............................................      88.3         85.8         62.7
The Grand:
  Revenues.....................................................  $  249.5     $  239.8     $  223.7
  EBITDA (a)...................................................      43.0         40.6         49.0
  Operating income.............................................      23.7         21.7         30.6
Bally's Las Vegas (b):
  Revenues.....................................................  $  271.9     $   21.1
  EBITDA (a)...................................................      61.4          3.3
  Operating income.............................................      40.3          1.0
Bally's Mississippi (c):
  Revenues.....................................................  $   39.1     $    4.1
  EBITDA (a)...................................................       5.9          1.6
  Operating loss (d)...........................................     (13.9)        (1.7)

---------------

Notes:

(a) The Company has presented EBITDA supplementally because the Company believes it allows for a more complete analysis of its results of operations. This data should not be considered as an alternative to any measure of performance or liquidity as promulgated under generally accepted accounting principles (such as net income or cash provided by or used in operating, investing and financing activities) nor should it be considered as an indicator of the Company's overall financial performance.

(b) Bally's Las Vegas (through Bally's Grand, Inc.) has been consolidated since December 1, 1993. See Notes to consolidated financial statements -- Acquisition of Bally's Grand, Inc. for additional information.

(c) Bally's Mississippi commenced operations on December 6, 1993.

(d) Includes charges in 1994 of $13.1 million for the write-down of certain assets deemed unrecoverable upon Bally's Mississippi's planned relocation of its operations and $3.3 million for amortization of pre-opening costs (compared to $3.1 million in 1993). See Notes to consolidated financial statements -- Abandonment loss for additional information.

--------------------------------------------------------------------------------

1994 VERSUS 1993

Revenues of the Company for 1994 were $942.3 million compared to $628.2 million for 1993, an increase of $314.1 million (50%). Operating income for 1994 was $125.1 million compared to $107.9 million for 1993, an increase of $17.2 million (16%). These increases principally reflect the inclusion of twelve months of operations of Bally's Las Vegas and Bally's Mississippi in 1994 as compared to approximately one month in 1993 and improved operating results at both of the Company's Atlantic City casino hotel resorts.

ATLANTIC CITY. Revenues of Bally's Park Place for 1994 were $377.0 million compared to $352.8 million for 1993, an increase of $24.2 million (7%). Bally's Park Place achieved this increase in revenues despite extremely adverse weather in the first quarter of 1994 when revenues grew only $.3 million. Casino revenues for 1994 were $321.5 million compared to $297.7 million in 1993, an increase of $23.8 million (8%). Slot revenues increased $13.5 million (7%) due to a 16% increase in slot handle (volume) offset, in part, by a decline in the win percentage from 9.6% in 1993 (which includes the positive impact from the discontinuation of certain progressive linked jackpots) to 8.8% in 1994. Bally's Park Place added 223 slot machines (an 11% increase) during 1994. Table game revenues, excluding poker, increased $6.4 million (7%) from 1993 due to a 3% increase in the drop (amount wagered) and an increase in the hold percentage from 16.5% in 1993 to 17.1% in 1994. Poker operations, which commenced in July 1993, generated revenues of $4.7 million for 1994 compared to $2.6 million for 1993. Horse race simulcasting and keno operations, which commenced in June 1994, contributed $1.8 million to casino revenues for 1994. Rooms and food and beverage revenues remained essentially unchanged. Other revenues increased $1.0 million (11%) due to higher entrance fees for promotional events, dividends from a multi-casino linked progressive trust and increased interest income. Operating income of Bally's Park Place for 1994 was $88.3 million compared to $85.8 million for 1993, an increase of $2.5 million (3%) as the aforementioned revenue increase was offset, in part, by a $21.7 million (8%) increase in operating expenses. Despite the increase in operating expenses, the 1994 operating margin (before depreciation and amortization) remained unchanged from 1993's level of nearly 32%. Casino expenses increased $11.3 million (10%) due to an increase in salaries, benefits and other costs associated with the introduction and operation of horse race simulcasting and keno in 1994 and the operation of poker throughout all of 1994 compared to only six months in 1993, and expanded marketing and promotional efforts. Depreciation and amortization expense increased $5.2 million (20%) primarily due to accelerated depreciation associated with a slot machine upgrade and an increase in capital expenditures during 1994 and 1993. Other operating expenses increased $3.1 million (6%) due to an increase in the cost of property operations and ancillary services.

Revenues of The Grand for 1994 were $249.5 million compared to $239.8 million for 1993, an increase of $9.7 million (4%). The Grand achieved this increase in revenues despite extremely adverse weather in the first quarter of 1994 when revenues declined $5.6 million. Casino revenues for 1994 were $228.4 million compared to $216.3 million in 1993, an increase of $12.1 million (6%). Table game revenues increased $6.8 million (8%) due to a 5% increase in the drop and an increase in the hold percentage from 16.3% in 1993 to 16.6% in 1994. Slot revenues increased $5.3 million (4%) due to a 14% increase in slot handle offset, in part, by a decline in the win percentage from 9.5% in 1993 to 8.6% in 1994. Slot revenues include approximately $1.5 million and $1.2 million from the discontinuation of certain progressive slot jackpots in 1994 and 1993, respectively. The change in rooms and food and beverage revenues was not significant. Other revenues decreased $1.5 million (19%) due, in part, to an adjustment to the reserve for unclaimed gaming chips and tokens in 1993. Operating income of The Grand for 1994 was $23.7 million compared to $21.7 million for 1993, an increase of $2.0 million (9%) as the aforementioned revenue increase was offset, in part, by a $7.7 million (4%) increase in operating expenses. The 1994 operating margin (before depreciation and amortization) remained unchanged from 1993's level. Casino expenses increased $10.2 million (8%) primarily due to increases in payroll and payroll-related expenses, the provision for doubtful receivables and the costs of providing additional complimentary services and other promotional expenses in conjunction with the

--------------------------------------------------------------------------------

increase in casino volume and additional marketing efforts associated with the comprehensive marketing program introduced in July 1993. Selling, general and administrative expenses decreased $1.3 million (5%) primarily due to a real estate tax refund for prior years offset, in part, by increases in advertising and various other expenses.

Management believes that the reduced rate of slot revenue growth in Atlantic City as compared to the last several years, in conjunction with the expanded number of slot machines, has caused and will continue to cause intense promotional efforts to attract slot players as the Company's Atlantic City casinos and their competitors seek to expand their share of slot revenues and maximize the utilization of their slot machine inventory. Further, as a result of the aggressive competition for slot patrons, the Atlantic City slot win percentage has declined. Management believes that the slot win percentage will continue to be subject to competitive pressure and may further decline. However, the addition of poker, horse race simulcasting and keno over the last year has had a favorable impact on the Atlantic City gaming environment. The Company believes its Atlantic City casinos are well-positioned to compete for additional casino revenues by continuing to offer attractive promotional slot and table game programs and special events and by enhancing the appearance and comfort of their gaming space. In February 1994, Bally's Park Place expanded its casino floor space from 68,100 to 71,400 square feet and in June 1994, Bally's Park Place added another 8,700 square feet of gaming space to offer horse race simulcasting and keno, and to relocate and expand its poker operations. In July 1994, Bally's Park Place placed in operation an additional 127 high denomination slot machines in the gaming space formerly occupied by its poker operations. Further, Bally's Park Place recently completed a slot machine upgrade, replacing the majority of its slot machine inventory with state-of-the-art machines with embedded bill acceptors, and reconfigured its slot machine layout, adding additional slot stools and aisle space. The Grand also reconfigured its casino floor, widening the aisles, adding additional slot stools and replacing the majority of its slot machine inventory with state-of-the-art machines with embedded bill acceptors during the second quarter of 1994. Additionally, The Grand is expanding its casino floor and other gaming space by 30% to accommodate approximately 400 additional slot machines, poker, horse race simulcasting and keno, with completion expected in April 1995.

LAS VEGAS. Revenues of Bally's Las Vegas for 1994 were $271.9 million compared to $21.1 million for December 1993. Casino revenues in 1994 were $134.6 million, which primarily consisted of table game revenues of $68.9 million and slot revenues of $59.2 million. Table game hold and slot win percentages for 1994 were 16.0% and 6.2%, respectively. Rooms revenue for 1994 was $58.6 million and food and beverage revenues and other revenues (including entertainment) for 1994 were $37.6 million and $41.1 million, respectively. Casino revenues for December 1993 were $12.2 million, which primarily consisted of table game revenues of $6.7 million and slot revenues of $5.0 million. In December 1993, rooms revenue, food and beverage revenues and other revenues were $2.9 million, $2.8 million and $3.1 million, respectively. Operating income of Bally's Las Vegas for 1994 and December 1993 was $40.3 million and $1.0 million, respectively. The 1994 operating margin (before depreciation and amortization) was 23%.

Three new major casino hotels opened for business in Las Vegas during the latter part of 1993 that contain 370,000 total square feet of casino space, 10,400 total hotel guest rooms and a theme park. In addition, there have been several public announcements concerning new casino projects in Las Vegas which, when opened, will further expand capacity. Management believes that the additional casino and hotel room capacity resulting from the opening of new casino hotels has a short-term negative impact on Bally's Las Vegas, but that over the long-term Bally's Las Vegas benefits from the increase in the number of visitors to Las Vegas that these new properties attract. Further, Bally's Las Vegas has completed an extensive renovation of its main tower and improvements to its frontage area along the Strip, and has commenced construction of the monorail, renovation of the south tower hotel rooms and corridors and redesign of the lower-level retail mall, all of which are intended to enhance its competitiveness in the Las Vegas market.

--------------------------------------------------------------------------------

MISSISSIPPI. Revenues of Bally's Mississippi for 1994 were $39.1 million compared to $4.1 million in 1993 (which included only 24 days of operations). Casino revenues in 1994 were $38.5 million and consisted of slot revenues of $27.4 million and table game revenues of $11.1 million. Slot win and table game hold percentages for 1994 were 8.8% and 24.3%, respectively. Casino revenues for December 1993 were $4.0 million and consisted of slot and table game revenues of $2.7 million and $1.3 million, respectively. Management believes Bally's Mississippi's revenues were negatively impacted by intense competition in the Memphis market (especially from casinos closer to the Memphis metropolitan area) and as a result, Bally's management commenced exploring various options available to Bally's Mississippi during the fourth quarter of 1994. On February 9, 1995, Bally's Mississippi entered into a venture agreement with Lady Luck under which Bally's Mississippi is expected to relocate its dockside casino to Lady Luck's site in Robinsonville, Mississippi (which is presently the closest gaming site to Memphis) and contribute the dockside casino and related assets to the venture. Operating loss of Bally's Mississippi for 1994 was $13.9 million principally resulting from a charge of $13.1 million for the write-down of certain assets deemed unrecoverable upon Bally's Mississippi's planned relocation of its operations and the amortization of $3.3 million of pre-opening costs. Operating loss of Bally's Mississippi for December 1993 was $1.7 million principally resulting from the amortization of $3.1 million of pre-opening costs. In connection with the proposed relocation, Bally's Mississippi ceased operations on February 9, 1995 and expects casino operations to commence at the Robinsonville site by mid-1995. Management believes the cessation of Bally's Mississippi's casino operations for several months in 1995 will have a short-term negative effect on Bally's Mississippi's results of operations, but that over the long term Bally's Mississippi will benefit from improved operating results.

NEW GAMING PROJECTS. Operating income for 1994 includes a charge of $10.9 million for costs incurred in the pursuit and development of new gaming projects in various jurisdictions compared to $1.3 million in 1993. The Company continues to explore opportunities in jurisdictions where gaming is presently authorized or may become authorized. However, successful expansion and development opportunities are contingent upon, among other things, the passage of legislation authorizing gaming (when not already approved) and the Company obtaining the appropriate licenses. There can be no assurance that the Company will be granted gaming licenses in any of these new jurisdictions.

CORPORATE. Revenues for 1994 were $3.7 million compared to $8.0 million in 1993, a decrease of $4.3 million. The decline in revenues was principally due to a $2.4 million reduction in interest and other income from subsidiaries and 1993 having included nonrecurring income of $1.7 million for the forgiveness of a tax liability previously owed to Gaming and $.8 million for insurance recoveries.

Operating income for 1994 was $2.2 million compared to $2.3 million in 1993, a decrease of $.1 million as the decline in revenues was substantially offset by 1993 having included a nonrecurring charge of $1.7 million related to the accelerated vesting of stock options and increased allocations of corporate overhead (including executive salaries and benefits, public company reporting costs and other corporate headquarters' costs) to subsidiaries in 1994. Management of Bally believes that the methods used to allocate these costs are reasonable and expects similar allocations (subject to changes in circumstances which may warrant modification) in future years.

GAIN ON SALES OF MARKETABLE SECURITIES

During 1994, Bally's Grand, Inc. acquired and sold common stock of certain publicly traded gaming companies. The pre-tax gain on these transactions totalled $11.8 million.

INTEREST EXPENSE

Interest expense, net of capitalized interest, was $130.8 million in 1994 compared to $92.9 million in 1993. The increase of $37.9 million (41%) was due principally to higher average levels of debt (primarily resulting from the consolidation of Bally's Grand, Inc. effective December 1993 and the issuance of the Casino Holdings Senior Discount Notes due 1998 (the "Senior Discount Notes") in June 1993) offset, in part, by lower average interest rates.

INCOME TAXES

Effective rates of the income tax provision on income from continuing operations were 49% in

--------------------------------------------------------------------------------

1994 and 35% in 1993. The 1994 income tax rate differed from the U.S. statutory tax rate (35%) due principally to state income taxes and certain nondeductible expenses offset, in part, by adjustments of prior years' taxes and changes in the valuation allowance. The 1993 income tax rate approximated the U.S. statutory tax rate as the effect of state income taxes, the change in the U.S. statutory tax rate from 34% to 35% on deferred tax balances and nondeductible amortization was principally offset by adjustments of prior years' taxes. A reconciliation of the income tax provision with amounts determined by applying the U.S. statutory tax rate to income from continuing operations before income taxes and minority interests is included in Notes to consolidated financial statements -- Income taxes.

1993 VERSUS 1992

Revenues of the Company for 1993 were $628.2 million compared to $556.0 million for 1992, an increase of $72.2 million (13%). Operating income for 1993 was $107.9 million compared to $86.5 million for 1992, an increase of $21.4 million (25%).

ATLANTIC CITY. Revenues of Bally's Park Place for 1993 were $352.8 million compared to $331.1 million for 1992, an increase of $21.7 million (7%). Casino revenues for 1993 were $297.7 million compared to $278.0 million for 1992, an increase of $19.7 million (7%). Slot revenues, which include the positive impact from the discontinuation of certain progressive linked jackpots, increased $14.7 million (8%) due to an 11% increase in slot handle offset, in part, by a decline in the win percentage from 9.9% in 1992 to 9.6% in 1993. Bally's Park Place added 112 slot machines (a 6% increase) during 1993. Table game revenues, excluding poker, increased $2.4 million (3%) from 1992 primarily due to a 6% increase in the drop offset, in part, by a decline in the hold percentage from 17.0% in 1992 to 16.5% in 1993. Poker operations, which commenced in July 1993, contributed $2.6 million to casino revenues. Rooms revenue increased $1.3 million (5%) due to an increase in rooms occupied in 1993 compared to 1992 offset, in part, by a reduction in the average room rate. Food and beverage revenue remained essentially unchanged. Interest income declined $.9 million from 1992 due to the elimination of an intercompany loan. Operating income of Bally's Park Place for 1993 was $85.8 million compared to $62.7 million in 1992, an increase of $23.1 million (37%) due to the aforementioned increase in revenues and, to a lesser extent, to a $1.4 million (1%) decrease in operating expenses. Operating expenses decreased due to a 10% reduction in selling, general and administrative expenses (due in part to a reduction in costs associated with a management restructuring) which was offset, in part, by increased marketing and promotional costs and food and beverage expenses.

Revenues of The Grand for 1993 were $239.8 million compared to $223.7 million for 1992, an increase of $16.1 million (7%). Casino revenues for 1993 were $216.3 million compared to $199.6 million in 1992, an increase of $16.7 million (8%). Table game revenues increased $13.3 million (18%) due primarily to a 19% increase in the drop. Slot revenues, which include the discontinuation of certain progressive slot jackpots, increased $3.4 million (3%) due to a 9% increase in slot handle offset, in part, by a decline in the slot win percentage from 10.0% in 1992 to 9.5% in 1993. The Grand added 28 slot machines (a 2% increase) during 1993. Rooms revenue decreased $1.5 million (22%) due primarily to a reduction in the average room rate. Food and beverage revenue remained essentially unchanged. Other revenues increased $.9 million from 1992 due principally to an adjustment to the reserve for unclaimed gaming chips and tokens in 1993. Operating income of The Grand for 1993 was $21.7 million compared to $30.6 million in 1992, a decrease of $8.9 million (29%) as the aforementioned increase in revenues was more than offset by a $25.0 million (13%) increase in operating expenses. Operating expenses increased primarily due to the increase in casino volume and to a comprehensive marketing program that The Grand introduced in July 1993, which expanded the use of complimentary and promotional programs and special events and also resulted in higher payroll and payroll-related expenses and state gaming taxes. Management of The Grand believes the initial costs of the comprehensive marketing program were proportionately greater during implementation and, because the incremental revenues generally trailed such costs, the marketing program had an adverse effect on operating results for 1993.

--------------------------------------------------------------------------------

Changes in gaming regulations, including modifications allowing more slot machines on existing casino floor space and permitting unrestricted 24-hour gaming effective July 1992, aided Atlantic City slot revenue growth. In addition to the ongoing slot revenue trend, the introduction in the second quarter of 1993 of poker and horse race simulcasting also improved the Atlantic City gaming climate. However, the Company's competitors in Atlantic City intensified their promotional slot marketing efforts during 1992 to expand their share of slot revenues, and this trend continued through 1993.

LAS VEGAS. As described previously, Bally's Las Vegas was consolidated effective December 1, 1993. Revenues of Bally's Las Vegas for December 1993 were $21.1 million. Casino revenues were $12.2 million, which primarily consisted of table game revenues of $6.7 million and slot revenues of $5.0 million. Rooms revenues were $2.9 million and food and beverage revenues were $2.8 million. Other revenues were $3.1 million and primarily resulted from entertainment. Operating income of Bally's Las Vegas for December 1993 was $1.0 million.

MISSISSIPPI. Revenues of Bally's Mississippi, which included 24 days of operations in December 1993, were $4.1 million and included casino revenues of $4.0 million (slot revenues were $2.7 million and table game revenues were $1.3 million). Operating loss of Bally's Mississippi for its December 1993 operations was $1.7 million, principally caused by the amortization of $3.1 million of pre-opening costs offset, in part, by income from operations before depreciation and amortization.

CORPORATE. Revenues for 1993 were $8.0 million compared to $2.5 million in 1992, an increase of $5.5 million. The increase was due principally to: (i) the forgiveness of a tax liability of $1.7 million previously owed to Gaming, (ii) the billing of an additional $1.7 million of insurance costs to subsidiaries, and (iii) an increase in interest income and other revenues from subsidiaries of $2.0 million.

Operating income for 1993 was $2.3 million compared to an operating loss of $4.2 million in 1992, an improvement of $6.5 million. Results in 1993, as compared to 1992, were positively impacted by the aforementioned revenue items totalling $5.4 million and a $1.1 million reversal of an accrual no longer deemed necessary. The allocation of corporate overhead to subsidiaries remained essentially unchanged.

INTEREST EXPENSE

Interest expense, net of capitalized interest, was $92.9 million in 1993 compared to $93.8 million in 1992. The decrease of $.9 million (1%) was due principally to the reversal in 1993 of a $2.0 million interest reserve no longer necessary and interest in 1992 on accrued but unpaid interest for debt in default (which did not occur in 1993) offset, in part, by higher average levels of debt in 1993 (due, in part, to the issuance of the Senior Discount Notes in June 1993).

INCOME TAXES

The effective rate of the income tax provision on income from continuing operations for 1993 equalled the U.S. statutory tax rate (35%) as the effect of state income taxes, the change in the U.S. statutory tax rate from 34% to 35% on deferred tax balances and nondeductible amortization was principally offset by adjustments of prior years' taxes. The effective rate of the income tax benefit on loss from continuing operations for 1992 differed from the U.S. statutory tax rate (34%) due principally to adjustments of prior years' taxes offset, in part, by nondeductible amortization and state income taxes. A reconciliation of the income tax provision (benefit) with amounts determined by applying the U.S. statutory tax rate to income (loss) from continuing operations before income taxes and minority interests is included in Notes to consolidated financial statements -- Income taxes.

Effective January 1, 1993, the Company changed its method of accounting for income taxes as required by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." As permitted by SFAS No. 109, the Company elected to use the cumulative effect approach rather than to restate the consolidated financial statements of any prior years to apply the provisions of SFAS No. 109. The cumulative effect on prior years of this change in accounting for income taxes was a charge of $28.2 million ($.61 per share).

In 1992, the Company utilized tax loss carryforwards to offset taxable income principally

--------------------------------------------------------------------------------

arising from the sale of Gaming common stock in July 1992, and the related tax benefit of $10.6 million ($.26 per share) was reflected as an extraordinary credit.

LIQUIDITY AND CAPITAL RESOURCES

PARENT COMPANY

Bally is a holding company without operations of its own. Nevertheless, Bally has certain cash obligations that must be satisfied by obtaining cash from its subsidiaries or disposing of or leveraging certain assets. Bally's corporate cash operating costs in the foreseeable future are expected to be recovered substantially by allocations to its subsidiaries. Bally has debt service and preferred stock dividend payments of approximately $19 million in 1995. Cash requirements for Bally in 1995 also include income tax payments, which management expects to be recovered substantially from subsidiaries pursuant to tax sharing agreements. Additionally, the Company is authorized by the Board to purchase, on the open market, up to 2 million shares of Common Stock, of which 37,000 shares were purchased in December 1994.

Sources of cash available to Bally are generally limited to existing cash balances ($24.1 million at December 31, 1994), dividends, management fees or cost allocations to subsidiaries, receipts pursuant to tax sharing agreements, capital transactions and asset sales. In addition, a subsidiary of Casino Holdings has an obligation to Bally of $6.7 million to be paid in 1995 for shares of Bally's Grand, Inc. common stock purchased from Bally. Each of Bally's principal operating subsidiaries presently have debt covenants which limit the payment of dividends to Bally and the redemption of stock owned by Bally. Under the terms of the Senior Discount Notes, an amount equal to dividends paid pursuant to a net income test by Bally's Park Place, Inc. to Casino Holdings may be declared as a dividend by Casino Holdings and paid to Bally. In 1994, dividends totalling $12.8 million were paid by Bally's Park Place, Inc. to Casino Holdings and by Casino Holdings to Bally and additional dividends of $2.1 million were available at December 31, 1994. Dividends to Bally from subsidiaries other than Bally's Park Place, Inc. are not presently expected during 1995. Bally believes it will be able to satisfy its cash needs in 1995, although it remains dependent upon the ability of its subsidiaries to pay dividends (primarily Bally's Park Place, Inc.) and other obligations to meet its future cash requirements.

The Spin-off of Bally's Health & Tennis, which is subject to satisfaction of certain conditions and receipt of certain consents, is expected to be accomplished by distributing substantially all of the issued and outstanding stock of Bally's Health & Tennis to Bally's stockholders. Because the Spin-off is expected to be a dividend, stockholders' equity of the Company will be reduced by the amount of its investment in Bally's Health & Tennis, and the Company's debt to equity ratio will increase substantially.

CASINO HOLDINGS

CASINO HOLDINGS. Casino Holdings is a holding company without operations of its own and relies on obtaining cash from its subsidiaries to meet its cash obligations. Casino Holdings has no scheduled interest or principal payments on the Senior Discount Notes until 1998 but expects to continue to incur costs and obligations in the pursuit of new gaming ventures. Sources of cash available to Casino Holdings are generally limited to existing cash balances ($36.6 million at December 31, 1994) and loan repayments, dividends and management fees from subsidiaries. To the extent Casino Holdings requires additional funds for existing ventures or to develop new ventures, Casino Holdings expects that it will be able to obtain financing for a significant portion of the total development costs of new gaming ventures from a combination of third party sources, including banks, suppliers and debt markets.

Bally's Park Place, Inc. and Bally's Grand, Inc. are both limited with respect to amounts which may be paid as dividends to Casino Holdings under the terms of their respective public debt indentures. In 1994, Bally's Park Place, Inc. paid Casino Holdings dividends totalling $55.2 million, exclusive of dividends ultimately paid to Bally. An additional $25.0 million dividend is still available to Casino Holdings from Bally's Park Place, Inc. pursuant to the indenture of the Bally's Park Place, Inc. 9 1/4% First Mortgage Notes due 2004 (the "9 1/4% Notes"). Such dividend is subject to the approval of the New Jersey Commission and is not available to be paid by Casino Holdings to Bally. Bally's Grand, Inc. is presently not expected to pay dividends during

--------------------------------------------------------------------------------

1995. Bally's Mississippi and Casino Holdings have an arrangement whereby Bally's Mississippi borrows amounts as dictated by working capital requirements and uses excess cash generated to reduce amounts outstanding. However, due to Bally's Mississippi's planned relocation of its operations by mid-1995 (as described in "Results of Operations" included elsewhere herein), Bally's Mississippi is not expected to generate cash flows from operations of any significance in the first half of 1995.

Both Bally's New Orleans and Bally's Mississippi, which are expected to commence operations by mid-1995, are expected to generate unrestricted cash flows thereafter, a portion of which will be used by each of Bally's New Orleans and Bally's Mississippi to pay management fees to Casino Holdings and to repay Casino Holdings for project costs funded by Casino Holdings. Casino Holdings believes it will be able to satisfy its cash needs in 1995, although it remains dependent upon the ability of its subsidiaries to generate cash to repay advances and pay dividends.

BALLY'S PARK PLACE, INC. Bally's Park Place, Inc. has no scheduled principal payments under its public indebtedness until 2004, and its scheduled principal payments under other indebtedness outstanding at December 31, 1994 are not significant. Management plans to make capital expenditures of approximately $13 million during 1995 for the completion of the penthouse floor in the hotel tower, restaurant and kitchen renovations and other improvements and equipment necessary to maintain Bally's Park Place in first-class condition. In December 1994, Bally's Park Place acquired 3.1 acres of land adjacent to its existing facility, which Bally's Park Place intends to develop to provide additional casino space and a state-of-the-art entertainment complex. This project is presently in the planning stage, therefore, the cost and specifics of the design and funding of this project have yet to be determined. As of December 31, 1994, Bally's Park Place, Inc. had an unused line of credit totalling $50 million. The Company believes that Bally's Park Place, Inc. will be able to satisfy its debt service and capital expenditure requirements and pay dividends in 1995 out of existing cash balances ($13.9 million at December 31, 1994) and cash flow from operations.

BALLY'S LAS VEGAS. Bally's Grand, Inc. has no scheduled principal payments on its indebtedness outstanding at December 31, 1994 until 2003; however, several major capital improvements are in process or planned. Bally's Las Vegas has commenced construction of and expects to operate by June 1995 a monorail that will transport passengers between Bally's Las Vegas and The MGM Grand Hotel and Theme Park through a joint venture formed with a subsidiary of MGM Grand, Inc. Bally's Las Vegas expects its portion of the total cost of this project to be approximately $15 million, of which approximately $10 million was expended through December 31, 1994. Significant capital improvement projects planned for 1995, certain of which have already commenced, include the renovation of the south tower hotel rooms and corridors, redesign of the lower-level retail mall and relocation of the race and sports book area to space formerly occupied by a theatre (which will enable Bally's Las Vegas to add approximately 7,500 square feet of gaming space, primarily for additional slot machines). These and certain other public area improvements for 1995 are expected to cost approximately $34 million. In addition, annual capital expenditures of approximately $8 million are required to maintain Bally's Las Vegas in first-class condition. Bally's Grand, Inc. is considering the development of a separate, themed casino hotel resort on the 24 acres of land situated on the Strip adjacent to Bally's Las Vegas. This project, which is presently expected to include high-tech convention facilities, entertainment venues and outdoor attractions, is in the preliminary planning phase of development. As a result, the cost and specifics of the design and funding of this project have yet to be determined. The Company believes that Bally's Grand, Inc. will be able to satisfy its debt service and capital expenditure requirements in 1995 out of existing cash balances ($86.4 million at December 31, 1994) and cash flow from operations.

BALLY'S MISSISSIPPI. As described previously, Bally's Mississippi ceased operations on February 9, 1995 and entered into a venture agreement with Lady Luck under which Bally's Mississippi is expected to relocate its dockside casino from Mhoon Landing to Lady Luck's site in Robinsonville, Mississippi (which is presently the closest gaming site to Memphis) and

--------------------------------------------------------------------------------

contribute the dockside casino and related assets to the venture. Prior to the commencement of operations, the venture expects to develop the site to include a restaurant, an entertainment lounge, administrative facilities and additional parking, all of which are expected to cost approximately $10 million, the majority of which is expected to be funded by third-party financing. In the event third-party financing cannot be obtained, Bally's Mississippi and affiliates are committed to provide financing up to $5 million in the aggregate, and certain of these improvements may be staged or postponed.

BALLY'S NEW ORLEANS. Construction of Bally's New Orleans' riverboat casino commenced in January 1994, and operations are expected to begin by mid-1995. Management estimates that a total of approximately $55 million will be required to construct and equip the riverboat and to develop related landside improvements. Management anticipates the cost will be funded by third parties and Casino Holdings. Bally's New Orleans, to date, has a construction loan for borrowings of up to approximately $23 million (which will be replaced with a five-year term loan upon completion of the riverboat casino pursuant to a commitment from another lender) and Casino Holdings had funded approximately $19 million of the project cost through December 31, 1994. Bally's New Orleans expects to seek third-party financing to enable it to finance equipment purchases, fund pre-opening costs and working capital requirements or repay amounts funded by Casino Holdings. There can be no assurance that additional third-party financing will be available on terms favorable to Bally's New Orleans.

OTHER. A subsidiary of Casino Holdings has an option agreement enabling it to acquire a 31-acre site along the Delaware River in Philadelphia for the purpose of developing a dockside gaming facility if gaming were to be legalized in Pennsylvania. The site includes a 550-foot pier and is easily accessed from Interstate 95. Pursuant to the terms of the agreement, Casino Holdings agreed to pay $10 million through 1997, of which $6 million was paid through December 31, 1994. Additionally, in the event that Casino Holdings elects to take title to the property, it will be required to deliver, at the closing of the transaction, the balance of the purchase price in the form of a pre-payable, non-recourse note for approximately $55 million (including interest), which is payable in various installments over the five-year period subsequent to the closing of the transaction. Assuming legalization, the closing of the transaction is scheduled for January 1997, unless accelerated by Casino Holdings. Certain of Casino Holdings' obligations under the agreement are guaranteed by Bally.

THE GRAND

The Grand has no scheduled principal payments under its public indebtedness until 2003. Management expects to make capital expenditures of approximately $15 million during 1995 for the expansion of its casino floor and other gaming space and for certain other public area improvements. As of December 31, 1994, The Grand had an unused line of credit totalling $20 million. The Company believes that The Grand will be able to satisfy its debt service and capital expenditure requirements in 1995 out of existing cash balances ($14.2 million at December 31, 1994) and cash flow from operations.

--------------------------------------------------------------------------------

ITEM 8.  CONSOLIDATED FINANCIAL
         STATEMENTS AND
         SUPPLEMENTARY DATA

INDEX

                                      REFERENCE
                                     -----------
Report of independent auditors.......     29
Consolidated balance sheet...........     30
Consolidated statement of
  operations.........................     32
Consolidated statement of
  stockholders' equity...............     33
Consolidated statement of cash
  flows..............................     34
Notes to consolidated financial
  statements.........................     36
Supplementary data:
  Quarterly consolidated financial
     information (unaudited).........     49

--------------------------------------------------------------------------------

REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND STOCKHOLDERS
BALLY ENTERTAINMENT CORPORATION

We have audited the accompanying consolidated balance sheet of Bally Entertainment Corporation as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14 (a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bally Entertainment Corporation at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in the "Summary of significant accounting policies -- Income taxes" note to the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes.

ERNST & YOUNG LLP
Chicago, Illinois
February 15, 1995, except for the
"Discontinued operations" note, as to
which the date is March 17, 1995

--------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION

CONSOLIDATED BALANCE SHEET

                                                                                December 31
                                                                        ----------------------------
                                                                           1994             1993
----------------------------------------------------------------------------------------------------
                                                                                      (In thousands)

ASSETS

Current assets:

  Cash and equivalents................................................  $   178,427      $   192,078

  Marketable securities, at fair value................................        6,031

  Receivables, less allowances of $12,196 and $7,872..................       23,450           24,050

  Inventories.........................................................        8,113            7,511

  Deferred income taxes...............................................       16,299           22,053

  Other current assets................................................       16,373            6,769
                                                                        -----------      -----------

            Total current assets......................................      248,693          252,461
Property and equipment, at cost:

  Land................................................................      223,590          215,670

  Buildings, barge and improvements...................................    1,070,764        1,062,834

  Furniture, fixtures and equipment...................................      303,454          282,670

  Construction in progress............................................       34,299            7,990
                                                                        -----------      -----------

                                                                          1,632,107        1,569,164

  Accumulated depreciation............................................      445,239          392,028
                                                                        -----------      -----------

            Net property and equipment................................    1,186,868        1,177,136
Investment in and receivables from discontinued operations............      291,012          354,160
Intangible assets, at cost less accumulated amortization of $24,398
  and $20,208.........................................................      123,367          124,546
Other assets..........................................................       86,221           83,249
                                                                        -----------      -----------

                                                                        $ 1,936,161      $ 1,991,552
                                                                         ==========       ==========

See accompanying notes.

--------------------------------------------------------------------------------

                                                                                December 31
                                                                        ----------------------------
                                                                           1994             1993
----------------------------------------------------------------------------------------------------
                                                                   (In thousands, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable....................................................  $    28,745      $    33,444
  Income taxes payable................................................       27,707           43,674
  Accrued liabilities.................................................      113,990          116,227
  Current maturities of long-term debt................................        7,200            7,631
                                                                        -----------      -----------
            Total current liabilities.................................      177,642          200,976
Long-term debt, less current maturities...............................    1,258,990        1,178,654
Deferred income taxes.................................................      152,851          191,888
Other liabilities.....................................................       15,656           13,509
Minority interests....................................................       37,410           42,384
Stockholders' equity:
  Preferred stock, $1 par value; 30,000,000 shares authorized;
     Series B Junior Participating;
       800,000 shares authorized; none issued.........................
     Series D Convertible Exchangeable;
       2,000,000 shares authorized; 694,497 shares issued;
       liquidation preference of $34,725..............................          694              694
  Common stock, $.66 2/3 par value;
     80,000,000 shares authorized; 47,138,498 and
     46,986,313 shares issued.........................................       31,426           31,325
  Capital in excess of par value......................................      295,110          294,413
  Retained earnings (accumulated deficit).............................      (31,581)          39,507
  Common stock in treasury, 146,956 and 109,956 shares at cost........       (2,037)          (1,798)
                                                                        -----------      -----------
            Total stockholders' equity................................      293,612          364,141
                                                                        -----------      -----------

                                                                        $ 1,936,161      $ 1,991,552
                                                                         ==========       ==========

--------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                            Years ended December 31
                                                                                      ----------------------------------
                                                                                    1994             1993             1992
------------------------------------------------------------------------------------------------------------------------------
                                                                                         (In thousands, except per share data)
Revenues:
  Casino.......................................................................  $   722,903      $   530,250      $   477,557
  Rooms........................................................................       88,841           33,380           30,697
  Food and beverage............................................................       67,730           34,163           30,781
  Other........................................................................       62,781           30,412           16,961
                                                                                 -----------      -----------      -----------
                                                                                     942,255          628,205          555,996
Costs and expenses:
  Casino.......................................................................      358,195          253,879          223,951
  Rooms........................................................................       33,280           14,301           10,407
  Food and beverage............................................................       65,534           32,483           27,688
  Other operating expenses.....................................................      133,955           87,031           81,963
  Selling, general and administrative..........................................      122,921           80,148           76,859
  Gaming development costs, including amortization
    of pre-opening costs of $3,330 and $3,052..................................       14,200            4,342
  Depreciation and amortization................................................       75,964           48,075           48,603
  Abandonment loss.............................................................       13,100
                                                                                 -----------      -----------      -----------
                                                                                     817,149          520,259          469,471
                                                                                 -----------      -----------      -----------
Operating income...............................................................      125,106          107,946           86,525
Gain on sales of marketable securities.........................................       11,806
Interest expense...............................................................     (130,834)         (92,876)         (93,795)
                                                                                 -----------      -----------      -----------
Income (loss) from continuing operations
  before income taxes and minority interests...................................        6,078           15,070           (7,270)
Income tax benefit (provision).................................................       (3,000)          (5,335)           7,226
Minority interests.............................................................       (4,981)             484
                                                                                 -----------      -----------      -----------
Income (loss) from continuing operations.......................................       (1,903)          10,219              (44)
Discontinued operations:
  Loss from operations.........................................................      (46,091)         (26,245)          (6,105)
  Gain on sale.................................................................                         6,215            6,706
                                                                                 -----------      -----------      -----------
Income (loss) before extraordinary items and cumulative
  effect on prior years of change in accounting for
  income taxes.................................................................      (47,994)          (9,811)             557
Extraordinary items:
  Gain (loss) on extinguishment of debt........................................      (20,395)          (8,490)             612
  Credit for utilization of tax loss carryforwards.............................                                         10,605
Cumulative effect on prior years of change in accounting
  for income taxes.............................................................                       (28,197)
                                                                                 -----------      -----------      -----------
Net income (loss)..............................................................      (68,389)         (46,498)          11,774
Preferred stock dividend requirement...........................................       (2,778)          (2,778)          (2,778)
                                                                                 -----------      -----------      -----------
Net income (loss) applicable to common stock...................................  $   (71,167)     $   (49,276)     $     8,996
                                                                                  ==========       ==========       ==========
Per common and common equivalent share:
  Income (loss) from continuing operations.....................................  $      (.10)     $       .16      $      (.06)
  Discontinued operations --
    Loss from operations.......................................................         (.98)            (.56)            (.15)
    Gain on sale...............................................................                           .13              .16
  Extraordinary items --
    Gain (loss) on extinguishment of debt......................................         (.44)            (.18)             .01
    Credit for utilization of tax loss carryforwards...........................                                            .26
  Cumulative effect on prior years of change in
    accounting for income taxes................................................                          (.61)
                                                                                 -----------      -----------      -----------
  Net income (loss)............................................................  $     (1.52)     $     (1.06)     $       .22
                                                                                  ==========       ==========       ==========

See accompanying notes.

--------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                                    Retained
                                                                       Capital      earnings
                                           Series D                      in         (accumu-     Cumulative       Common
                                           preferred      Common      excess of      lated       translation     stock in
              DOLLAR AMOUNTS                 stock        stock       par value     deficit)     adjustments     treasury
------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
Balance at December 31, 1991...............  $   694     $ 25,021     $264,094      $ 82,565       $10,353       $(17,709)
  Net income...............................                                           11,774
  Issuance of common stock/treasury stock:
      In satisfaction of certain interest
        obligations........................                 3,873       23,719
      In satisfaction of preferred stock
        dividends -- $8.00 per share.......                   780        4,776        (5,556)
      In exchange for debt.................                            (10,090 )                                   15,581
      For acquisition of business..........                   648        3,966
      In settlement of litigation..........                   166        1,396
      Under stock option and other benefit
        plans..............................                   243        1,450                                        330
  Amortization of unearned compensation....
  Effect of disposal of discontinued
    operations.............................                                                         (7,922)
  Foreign currency translation
    adjustments............................                                                             75
                                           ---------     --------     ---------     --------     -----------     --------
Balance at December 31, 1992...............      694       30,731      289,311        88,783         2,506         (1,798)
  Net loss.................................                                          (46,498)
  Issuance of common stock:
    In satisfaction of preferred stock
      dividends -- $4.00 per share.........                   221        2,557        (2,778)
    In satisfaction of certain
      obligations..........................                   180        1,232
    Under stock option plans...............                   193        1,313
  Effect of disposal of discontinued
    operations.............................                                                         (2,506)
                                           ---------     --------     ---------     --------     -----------     --------
Balance at December 31, 1993...............      694       31,325      294,413        39,507            --         (1,798)
  Net loss.................................                                          (68,389)
  Unrealized gain on available-for-sale
    marketable securities..................                                               79
  Preferred stock dividends -- $4.00 per
    share..................................                                           (2,778)
  Issuance of common stock under stock
    purchase and option plans..............                   101          697
  Purchases of common stock................                                                                          (239)
                                           ---------     --------     ---------     --------     -----------     --------
Balance at December 31, 1994...............  $   694     $ 31,426     $295,110      $(31,581)      $    --       $ (2,037)
                                           =========     =========    =========     =========    ============    =========


                                                           Total
                                             Unearned      stock-
                                             compen-      holders'
              DOLLAR AMOUNTS                  sation       equity
------------------------------------------------------------------
                             (In thousands, except per share data)
Balance at December 31, 1991...............  $  (326 )    $364,692
  Net income...............................                 11,774
  Issuance of common stock/treasury stock:
      In satisfaction of certain interest
        obligations........................                 27,592
      In satisfaction of preferred stock
        dividends -- $8.00 per share.......
      In exchange for debt.................                  5,491
      For acquisition of business..........                  4,614
      In settlement of litigation..........                  1,562
      Under stock option and other benefit
        plans..............................                  2,023
  Amortization of unearned compensation....      326           326
  Effect of disposal of discontinued
    operations.............................                 (7,922)
  Foreign currency translation
    adjustments............................                     75
                                             --------     --------
Balance at December 31, 1992...............       --       410,227
  Net loss.................................                (46,498)
  Issuance of common stock:
    In satisfaction of preferred stock
      dividends -- $4.00 per share.........
    In satisfaction of certain
      obligations..........................                  1,412
    Under stock option plans...............                  1,506
  Effect of disposal of discontinued
    operations.............................                 (2,506)
                                             --------     --------
Balance at December 31, 1993...............       --       364,141
  Net loss.................................                (68,389)
  Unrealized gain on available-for-sale
    marketable securities..................                     79
  Preferred stock dividends -- $4.00 per
    share..................................                 (2,778)
  Issuance of common stock under stock
    purchase and option plans..............                    798
  Purchases of common stock................                   (239)
                                             --------     --------
Balance at December 31, 1994...............  $    --      $293,612
                                             =========    =========

                                                                                   Series D           Common stock
                                                                                   preferred     -----------------------
                                 SHARE AMOUNTS                                       stock        Issued       Treasury
------------------------------------------------------------------------------------------------------------------------
                                                                                                          (In thousands)
Balance at December 31, 1991...................................................          694        37,531         1,083
  Issuance of common stock/treasury stock:
    In satisfaction of certain interest obligations............................                      5,809
    In satisfaction of preferred stock dividends...............................                      1,170
    In exchange for debt.......................................................                                     (953)
    For acquisition of business................................................                        971
    In settlement of litigation................................................                        250
    Under stock option and other benefit plans.................................                        365           (20)
                                                                                   ---------     ---------     ---------
Balance at December 31, 1992...................................................          694        46,096           110
  Issuance of common stock:
    In satisfaction of preferred stock dividends...............................                        332
    In satisfaction of certain obligations.....................................                        269
    Under stock option plans...................................................                        289
                                                                                   ---------     ---------     ---------
Balance at December 31, 1993...................................................          694        46,986           110
  Issuance of common stock under stock purchase and option plans...............                        152
  Purchases of common stock....................................................                                       37
                                                                                   ---------     ---------     ---------
Balance at December 31, 1994...................................................          694        47,138           147
                                                                                   =========     =========     =========

See accompanying notes.

--------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                        Years ended December 31
                                                                 -------------------------------------
                                                                    1994          1993         1992
------------------------------------------------------------------------------------------------------
                                                                                        (In thousands)
OPERATING:
  Income (loss) from continuing operations...................... $   (1,903)   $   10,219    $     (44)
  Adjustments to reconcile to cash provided --
     Depreciation and amortization (including
       pre-opening costs).......................................     79,294        51,127       48,603
     Interest accretion on discount notes and other amortization
       included in interest expense.............................     19,867        10,110        1,613
     Abandonment loss...........................................     13,100
     Deferred income taxes......................................    (21,758)      (27,061)       4,534
     Gain on sales of marketable securities.....................    (11,806)
     Provision for doubtful receivables.........................      6,829         2,201        1,153
     Minority interests.........................................      4,981          (484)
     Change in operating assets and liabilities.................    (26,170)        5,358      (40,548)
     Other, net.................................................        373        (1,816)        (639)
                                                                 ----------    ----------    ---------
          Cash provided by continuing operating activities......     62,807        49,654       14,672
INVESTING:
  Purchases of property and equipment...........................    (95,858)      (70,895)     (17,641)
  Increase (decrease) in construction-related liabilities.......     (1,015)        8,558
  Acquisitions of Bally's Grand, Inc. common stock, net of cash
     acquired upon consolidation................................    (14,256)       30,688
  Purchases of marketable securities............................    (16,352)
  Net proceeds from sales of marketable securities..............     27,168
  Other, net....................................................     (2,476)      (24,351)      (6,315)
                                                                 ----------    ----------    ---------
          Cash used in investing activities.....................   (102,789)      (56,000)     (23,956)
FINANCING:
  Debt transactions --
     Proceeds from the issuance of long-term debt...............    425,000       720,181
     Proceeds from construction loan and sale-leaseback
       transactions.............................................      9,944
     Net repayments under revolving credit agreements...........     (2,000)       (1,000)     (44,653)
     Repayments of long-term debt...............................   (389,422)     (536,440)     (13,995)
     Debt issuance costs........................................    (16,133)      (26,659)        (375)
                                                                 ----------    ----------    ---------
          Cash provided by (used in) debt transactions..........     27,389       156,082      (59,023)
  Equity transactions --
     Preferred stock dividends..................................     (2,778)
     Proceeds from issuance of common stock under stock purchase
       and option plans.........................................        755           590          699
     Purchases of common stock for treasury.....................       (239)
                                                                 ----------    ----------    ---------
          Cash provided by (used in) financing activities.......     25,127       156,672      (58,324)
DISCONTINUED OPERATIONS:
  Proceeds from disposal........................................                                58,743
  Dividends received from discontinued operations...............                   15,000
  Other, net....................................................      1,204           799        8,321
                                                                 ----------    ----------    ---------
          Cash provided by discontinued operations..............      1,204        15,799       67,064
                                                                 ----------    ----------    ---------
Increase (decrease) in cash and equivalents.....................    (13,651)      166,125         (544)
Cash and equivalents, beginning of year.........................    192,078        25,953       26,497
                                                                 ----------    ----------    ---------
Cash and equivalents, end of year............................... $  178,427    $  192,078    $  25,953
                                                                 ==========    ==========    =========

See accompanying notes.

--------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS -- (CONTINUED)

                                                                       Years ended December 31
                                                                --------------------------------------
                                                                   1994          1993          1992
------------------------------------------------------------------------------------------------------
                                                                                        (In thousands)
SUPPLEMENTAL CASH FLOWS INFORMATION:
  Changes in operating assets and liabilities, net of effects from acquisitions and dispositions, were as follows --
       Increase in receivables...............................   $   (6,048)   $   (3,252)   $   (1,078)
       (Increase) decrease in inventories, other current
          assets and other assets............................       (9,931)       12,033        (1,008)
       Decrease in accounts payable and accrued
          liabilities........................................       (8,309)       (1,731)       (7,609)
       Increase (decrease) in income taxes payable...........       (1,730)       13,791       (27,584)
       Decrease in other long-term liabilities...............         (152)      (15,483)       (3,269)
                                                                ----------    ----------    ----------
                                                                $  (26,170)   $    5,358    $  (40,548)
                                                                ==========    ==========    ==========
  Cash was invested in acquisitions of Bally's Grand, Inc.
     common stock as follows --
       Fair value of assets acquired (including goodwill of
          $19,354)...........................................   $             $ (475,299)   $
       Liabilities assumed (including long-term debt of
          $259,950)..........................................                    390,305
       Minority interests....................................      (17,080)       43,280
       Unsettled purchases...................................        2,824
       Cash and equivalents acquired upon consolidation......                     72,402
                                                                ----------    ----------    ----------
                                                                $  (14,256)   $   30,688    $       --
                                                                ==========    ==========    ==========
  Cash payments for interest and income taxes for continuing operations were as follows --
       Interest paid.........................................   $  115,551    $   79,347    $   88,957
       Interest capitalized..................................       (2,067)         (422)          (74)
       Income taxes paid (refunded)..........................       26,485        18,639       (14,929)
  Investing and financing activities exclude the following
     non-cash activities --
       Purchases of marketable securities on margin..........   $   21,620    $             $
       Sales of marketable securities on margin..............       16,764
       Acquisition of Bally's Grand, Inc. common stock in
          exchange for other equity securities...............       10,161        18,838
       Reduction of intangible assets resulting from the
          settlement of a pre-acquisition contingency........        3,998
       Issuance of common stock in satisfaction of preferred
          stock dividends, interest and other obligations....                      4,190        34,710
       Issuance of common stock for acquisition of
          business...........................................                                    4,614
       Securities exchanged for debt.........................                                    5,491
       Exchange of exclusive gaming machines license for
          liability reduction................................                                    3,500
       Discontinued operations --
          Capital contributions to Bally's Health & Tennis
             Corporation (principally forgiveness of
             indebtedness)...................................       31,400        32,000         1,675
          Increase (decrease) in income taxes receivable from
             Bally's Health & Tennis Corporation.............       (1,084)      (16,427)       58,911
          Sale of certain fitness-related assets to Bally's
             Health & Tennis Corporation.....................                     27,621

See accompanying notes.

--------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements include the accounts of Bally Entertainment Corporation ("Bally") and the subsidiaries which it controls (collectively, the "Company"). The consolidated financial statements have been presented (after restatement of prior years' financial statements) to reflect Bally's Health & Tennis Corporation ("Bally's Health & Tennis"), which operates the nation's largest chain of fitness centers, as a discontinued operation because of Bally's plan to spin-off its fitness centers segment (see "Discontinued operations"). As a result, the Company's continuing operations comprise one industry segment, with all significant revenues presently arising from the operation of two casino hotel resorts in Atlantic City, New Jersey, a casino hotel resort in Las Vegas, Nevada and a dockside gaming facility in Tunica, Mississippi ("Bally's Mississippi").

Certain reclassifications have been made to prior years' financial statements to conform with the 1994 presentation.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The carrying amount of cash equivalents approximates fair value due to the short maturity of those instruments.

Marketable securities

Marketable securities consist of common stock of certain publicly-traded gaming companies. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," these securities are considered available-for-sale securities and are carried at fair value (cost at December 31, 1994 was $5,846) with unrealized gains or losses reported net of tax, as a credit or charge to retained earnings. Gross unrealized gains and losses of securities held at December 31, 1994 were $219 and $34, respectively. Gross realized gains and losses on sales of available-for-sale equity securities totalled $11,884 and $78, respectively, for the year ended December 31, 1994. The cost of securities sold is determined on the specific identification method.

Inventories

Inventories of provisions and supplies are stated at the lower of cost (first-in, first-out basis) or market, which approximates replacement cost.

Property and equipment

Depreciation of property and equipment is provided principally on the straight-line method over the estimated economic lives of the related assets and the terms of the applicable leases for leasehold improvements. Depreciation expense was $68,938, $44,112 and $42,224 for 1994, 1993 and 1992, respectively.

Deferred finance costs

Deferred finance costs are amortized over the terms of the related debt using the bonds outstanding method. Included in "Other assets" at December 31, 1994 and 1993 were deferred finance costs of $36,528 and $32,505, respectively, net of accumulated amortization of $6,105 and $9,044, respectively.

Gaming development costs

Gaming development costs include consulting and legal fees, design and architectural costs, application and licensing fees and salaries incurred in connection with the pursuit and development of new gaming projects in various jurisdictions. These costs are expensed as incurred until such time as a particular opportunity is determined to be viable, generally when the Company has been selected as the operator of a new gaming facility or a gaming license has been granted to the Company, at which time the costs are classified as pre-opening costs.

Pre-opening costs

Personnel, marketing and other operating costs that are directly associated with the opening of new casinos are capitalized as pre-opening costs and amortized to expense over the first two calendar quarters of operations. Included in "Other assets" at December 31, 1994 and 1993 were pre-opening costs of $1,740 and $3,653, respectively.

Intangible assets

Intangible assets consist principally of cost in excess of net assets of acquired businesses (goodwill) and are being amortized on the straight-line method over periods ranging up to forty years from the dates of acquisition.

--------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

The Company periodically evaluates whether the remaining estimated useful life of goodwill may warrant revision or the remaining balance of goodwill may not be recoverable, generally based upon expectations of nondiscounted cash flows and operating income for each subsidiary having goodwill of significance. Based on present operations and strategic plans, the Company believes that no impairment of goodwill has occurred.

Revenue recognition

Casino revenues consist of the net win from gaming activities, which is the difference between gaming wins and losses. Operating revenues exclude the retail value of complimentary food, beverages and hotel services furnished to customers, which were $99,558, $71,261 and $69,177 for 1994, 1993 and 1992, respectively. The estimated costs of providing such complimentary services, which are classified as casino expenses through interdepartment allocations from the departments granting the services, were as follows:
                       1994        1993         1992
------------------------------------------------------
Rooms.............    $15,601     $10,010     $  9,576
Food and
  beverages.......     53,356      40,541       33,527
Other.............      6,958       5,577        4,012
                      -------     -------     --------
                      $75,915     $56,128     $ 47,115
                      ========    ========    ========

Income taxes

Effective January 1, 1993, the Company changed its method of accounting for income taxes as required by SFAS No. 109, "Accounting for Income Taxes." As permitted by SFAS No. 109, the Company elected to use the cumulative effect approach rather than to restate the consolidated financial statements of any prior years to apply the provisions of SFAS No. 109. The cumulative effect on prior years of this change in accounting for income taxes was a charge of $28,197 ($.61 per share).

ABANDONMENT LOSS

On February 9, 1995, Bally's Mississippi entered into a venture agreement with Lady Luck Gaming Corporation ("Lady Luck") under which Bally's Mississippi is expected to relocate its dockside casino from Mhoon Landing to Lady Luck's site in Robinsonville, Mississippi (which is presently the closest gaming site to Memphis) and contribute the dockside casino and related assets to the venture. The Robinsonville site presently includes a 240-room hotel and is expected to be developed to include a restaurant, an entertainment lounge, administrative facilities and additional parking, all of which are expected to cost approximately $10,000. Bally's Mississippi, through an affiliate which is general manager of the venture, plans to commence operations at the Robinsonville site by mid-1995. Bally's Mississippi, which will be majority owner of the venture, is committed to provide financing up to $5,000 in the event that third-party financing cannot be obtained.

In connection with the venture agreement, Bally's Mississippi ceased operations at Mhoon Landing on February 9, 1995 and will terminate its land lease later in 1995, at which time the land-based building and related leaseholds will become property of the lessor. In addition, certain other assets are not recoverable upon relocation. As a result, Bally's Mississippi wrote down unrecoverable assets and recognized a charge of $13,100 at December 31, 1994, which represents the cost (net of accumulated depreciation) of assets to be abandoned.

EXTRAORDINARY ITEMS

In 1994, Bally's Park Place, Inc. ("Bally's Park Place") completed a refinancing of its debt which resulted in an extraordinary loss of $20,735, net of income taxes of $14,137. See "Long-term debt." Also in 1994, the Company purchased $7,400 principal amount of public debt securities (discount notes) not related to sinking fund requirements for $4,456 in cash, which resulted in an extraordinary gain of $340, net of income taxes of $183.

In 1993, three other subsidiaries of the Company completed refinancings of their debt which, in the aggregate, resulted in the issuance of over $700,000 principal amount of public debt securities. These refinancings resulted in an extraordinary loss totalling $8,490, net of income taxes of $5,092 and minority interests of $412.

In 1992, the Company utilized tax loss carryforwards to offset taxable income principally arising from the sale of Bally Gaming International, Inc. ("Gaming") common stock in July 1992 and the related tax benefit of $10,605 has been reflected as an extraordinary credit. See "Discontinued operations." Also in 1992, the

--------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

Company purchased $11,471 principal amount of public debt securities not related to sinking fund requirements for 952,697 shares of Bally Common Stock, par value 66 2/3c per share ("Common Stock") and $7,900 in cash, which resulted in an extraordinary gain of $612, net of income taxes of $329.

EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

Earnings (loss) per common and common equivalent share is computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of common stock and common stock equivalents outstanding during each year (46,897,196 in 1994, 46,558,856 in 1993 and 41,110,353 in 1992). Common stock equivalents, which represent the dilutive effect of the assumed exercise of certain outstanding stock options, increased the weighted average number of shares outstanding by 1,645,348 in 1992. The assumed exercise of outstanding stock options was not applicable in 1994 or 1993.

ACQUISITION OF BALLY'S GRAND, INC.

On August 20, 1993 (the "Effective Date"), the Fifth Amended Plan of Reorganization (the "Chapter 11 Plan") of Bally's Grand, Inc. (a company originally acquired by Bally in 1986 which owns and operates the casino hotel resort in Las Vegas, Nevada known as "Bally's Las Vegas") became effective and Bally's Grand, Inc. emerged from bankruptcy. For almost two years prior thereto, Bally's Grand, Inc. operated its business and managed its properties as a debtor-in-possession under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). On the Effective Date, Bally relinquished all of its equity interest in Bally's Grand, Inc. and Bally's net intercompany receivable from Bally's Grand, Inc. was cancelled and extinguished. Bally's investment in and advances to Bally's Grand, Inc. were written down to zero in 1990. Also, Bally did not provide any type of guarantee or commitment to Bally's Grand, Inc. nor did it assume any other obligation of Bally's Grand, Inc. in connection with the Chapter 11 Plan. Accordingly, the Company did not reflect any equity in earnings of Bally's Grand, Inc. for the period from January 1, 1992 through the Effective Date.

During 1993, two subsidiaries of Bally acquired 5,215,678 shares (approximately 50% of the shares then outstanding) of reorganized Bally's Grand, Inc. common stock in several transactions in exchange for $41,714 in cash and 1,752,400 shares of Gaming common stock. Bally's Grand, Inc. has been consolidated since December 1, 1993 as a result of Bally's controlling interest. From September 29, 1993 (the date a cumulative 20% equity interest in reorganized Bally's Grand, Inc. was attained) through November 30, 1993, Bally's investment in Bally's Grand, Inc. was recorded on the equity method of accounting. The equity in earnings of reorganized Bally's Grand, Inc. recognized during that period was $786.

During 1994, Bally's Grand, Inc. repurchased 1,439,681 shares of its common stock in several transactions for a total cash consideration of $17,080. In addition, in December 1994, a subsidiary of Bally purchased 752,676 shares of reorganized Bally's Grand, Inc. common stock from an executive officer of Bally in exchange for cumulative exchangeable preferred stock of that subsidiary. See "Minority interests."

Collectively, as a result of the transactions described above, Bally owns approximately 65% of the Bally's Grand, Inc. common shares outstanding at December 31, 1994. The acquisitions of Bally's Grand, Inc. common stock have been recorded using the purchase method of accounting and the excess of the purchase price over the estimated fair value of net assets acquired of $26,363 is being amortized using the straight-line method over 20 years.

Certain employees of Bally and certain of its subsidiaries are involved in the management and operations of Bally's Grand, Inc. For services provided to Bally's Grand, Inc. prior to the Effective Date, Bally was paid $1,427 and $2,247 during 1993 and 1992, respectively. Following the Effective Date, such services, among other things, are provided to reorganized Bally's Grand, Inc. under a management agreement pursuant to which a subsidiary of Bally receives $3,000 annually.

The following unaudited pro forma summary consolidated results of operations of the Company for 1993 and 1992 have been prepared to give effect to the acquisition of the controlling interest in reorganized Bally's Grand, Inc. as if

--------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

the acquisition had occurred as of the beginning of each of the years presented. These pro forma results have been prepared for comparative purposes only and do not purport to present what the Company's results of operations would actually have been if the acquisition had in fact occurred at such dates or to project the Company's results of operations for any future year. In addition, the pro forma summary consolidated results of operations of the Company include adjustments to the historical results of operations of Bally's Grand, Inc. which principally reflect: (i) the elimination of the operating results of the casino hotel resort formerly known as "Bally's Reno," (ii) the elimination of the reorganization items of Bally's Grand, Inc., (iii) the effects of transactions related to the reorganization of Bally's Grand, Inc. pursuant to the Chapter 11 Plan, (iv) the effects of the adoption of "fresh-start reporting" and (v) the income tax effects of the pro forma adjustments. The pro forma summary consolidated results of operations are based upon available information and upon certain assumptions that management believes are reasonable.

                                1993           1992
------------------------------------------------------
Revenues.................    $  867,952     $  803,829
Operating income.........       143,048        117,641
Income (loss) from
  continuing operations..        11,571           (233)
Net income (loss)........       (46,707)        11,585
Per common and common
  equivalent share:
     Income (loss) from
       continuing
       operations........    $      .19     $     (.07)
     Net income (loss)...         (1.06)           .21

ACCRUED LIABILITIES

                                   1994           1993
------------------------------------------------------
Payroll and benefit-
  related liabilities....    $   40,213     $   38,721
Interest.................        29,179         40,299
Other....................        44,598         37,207
                             ----------     ----------
                             $  113,990     $  116,227
                             ==========     ==========

LONG-TERM DEBT

The carrying amounts of the Company's long-term debt at December 31, 1994 and 1993 are as follows:

                                      1994           1993
---------------------------------------------------------
Bally:
  6% Convertible Subordinated
    Debentures due 1998........    $   15,715     $   18,969
  10% Convertible Subordinated
    Debentures due 2006........        80,000         85,000
Bally's Casino Holdings, Inc.:
  Senior Discount Notes due
    1998.......................       149,281        139,418
Bally's Park Place:
  9 1/4% First Mortgage Notes
    due 2004...................       425,000
  11 7/8% First Mortgage Notes
    due 1999...................                      350,000
  Revolving credit agreement...                        2,000
GNAC, CORP.:
  10 5/8% First Mortgage Notes
    due 2003 (less unamortized
    discount of $1,824 and
    $1,873)....................       273,176        273,127
Bally's Grand, Inc.:
  10 3/8% First Mortgage Notes
    due 2003...................       315,000        315,000
Bally's Casino Lakeshore
  Resort:
    Construction loan..........         4,358
Other secured and unsecured
  obligations..................         3,660          2,771
                                   ----------     ----------
Total long-term debt...........     1,266,190      1,186,285
Current maturities of long-term
  debt.........................        (7,200)        (7,631)
                                   ----------     ----------
Long-term debt, less current
  maturities...................    $1,258,990     $1,178,654
                                   ==========     ==========

The Bally 6% Convertible Subordinated Debentures due 1998 (the "6% Debentures") require annual sinking fund payments of $2,587 through 1997, which will retire 75% of these debentures prior to maturity. The Company may redeem these debentures at any time, in whole or in part, without premium. At any time prior to maturity or redemption, these debentures are convertible into Common Stock (current conversion price of $28.99 per share, subject to adjustment for certain subsequent changes in the Company's capitalization). In 1994, the Company purchased $3,254 principal amount of these debentures to satisfy the 1994 and a portion of the 1995 sinking fund requirement, which resulted in a pre-tax gain of $441 (included in "Other revenues").

--------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

The Bally 10% Convertible Subordinated Debentures due 2006 (the "10% Debentures") require annual sinking fund payments of $5,000 through 2005, which will retire 75% of these debentures prior to maturity. The Company may redeem these debentures at any time, in whole or in part, with premiums ranging from 1.29% at December 31, 1994 to zero in December 1996 and thereafter. At any time prior to maturity or redemption, these debentures are convertible into Common Stock (current conversion price of $32.68 per share, subject to adjustment for certain subsequent changes in the Company's capitalization). In 1994, the Company purchased $5,000 principal amount of these debentures to satisfy the 1994 sinking fund requirement, which resulted in a pre-tax gain of $794 (included in "Other revenues").

The payment of the 6% Debentures and 10% Debentures is subordinated to the prior payment, in full, of all senior indebtedness of Bally, as defined (approximately $39,000 at December 31, 1994). In addition, almost all of the Company's business is conducted through subsidiaries and claims of creditors of subsidiaries are effectively senior to these debentures.

The Bally's Casino Holdings, Inc. ("Casino Holdings") $220,000 principal amount of Senior Discount Notes due 1998 (the "Senior Discount Notes") were issued at a discount to yield an interest rate of 10 1/2%. The Senior Discount Notes are not subject to any sinking fund requirement, but may be redeemed at any time, in whole or in part, at their accreted value plus a "make-whole premium," as defined. In addition, on or before June 15, 1996, a portion of the Senior Discount Notes may be redeemed with premiums ranging from 6.4% of the accreted value at December 31, 1994 to 4.8% of the accreted value on June 15, 1996 out of the proceeds of an initial public offering by Casino Holdings if such offering were to occur, provided that at least $154,000 principal amount of the Senior Discount Notes remains outstanding after the redemption. The Senior Discount Notes are effectively subordinated to all liabilities and guarantees of Casino Holdings' subsidiaries, which were approximately $881,000 at December 31, 1994.

In March 1994, a subsidiary of Bally's Park Place issued $425,000 principal amount of 9 1/4% First Mortgage Notes due 2004 (the "9 1/4% Notes"). The 9 1/4% Notes are not subject to any sinking fund requirement, but may be redeemed beginning March 1999, in whole or in part, with premiums ranging from 4.5% in 1999 to zero in 2002 and thereafter. In addition, on or before March 15, 1997, a portion of the 9 1/4% Notes may be redeemed at a premium of 9.25% out of the proceeds of one or more public equity offerings by Bally's Park Place or Casino Holdings if such offerings were to occur, provided that at least $100,000 principal amount of the 9 1/4% Notes remains outstanding after the redemption. The 9 1/4% Notes are secured by a first mortgage on and security interest in substantially all property and equipment at Bally's Park Place, which had a net book value of approximately $483,000 at December 31, 1994. Bally's Park Place used the net proceeds from the sale of the 9 1/4% Notes to purchase and retire certain of its 11 7/8% First Mortgage Notes due 1999 (the "11 7/8% Notes"), defease the remaining 11 7/8% Notes at a price of 104.45% of their principal amount plus accrued interest through the redemption date, thereby satisfying all obligations thereunder, and pay dividends of $30,214 to Casino Holdings. In connection with the sale of the 9 1/4% Notes, Bally's Park Place terminated its former credit facility and entered into an agreement for a new $50,000 revolving credit facility which expires on December 31, 1996, at which time all amounts outstanding become due. The new credit facility provides for interest on borrowings payable, at the option of Bally's Park Place, at the agent bank's prime rate or the LIBOR rate plus 2%, each of which increases as the balance outstanding increases. The new credit facility is secured by a pari passu lien on the collateral securing the 9 1/4% Notes. Bally's Park Place pays a fee of
 1/2% on the unused commitment and the entire credit line was available at December 31, 1994.

The GNAC, CORP. 10 5/8% First Mortgage Notes due 2003 (the "10 5/8% Notes") were issued at a discount to yield an interest rate of 10 3/4%. The 10 5/8% Notes are not subject to any sinking fund requirement, but may be redeemed beginning April 1998, in whole or in part, with premiums ranging from 5.25% in 1998 to zero in 2001 and thereafter. The 10 5/8% Notes are secured by a first mortgage on and security interest in substantially all property and equipment of GNAC, CORP.'s casino hotel resort in Atlantic City known as "The Grand," which

--------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

had a net book value of approximately $279,000 at December 31, 1994. GNAC, CORP. has a $20,000 revolving credit facility expiring on December 31, 1996 which provides for interest on borrowings at the rate of 1% above the agent bank's prime rate and is secured by a pari passu lien on the collateral securing the 10 5/8% Notes. GNAC, CORP. pays a fee of 1/2% on the unused commitment and the entire credit line was available at December 31, 1994.

The Bally's Grand, Inc. 10 3/8% First Mortgage Notes due 2003 (the "10 3/8% Notes") are not subject to any sinking fund requirement, but may be redeemed beginning December 1998, in whole or in part, with premiums ranging from 5.19% in 1998 to zero in 2001 and thereafter. In addition, on or before December 15, 1996, a portion of the 10 3/8% Notes may be redeemed at a premium of 9.375% out of the proceeds of one or more public equity offerings by Bally's Grand, Inc. if such offerings were to occur, provided that at least $100,000 principal amount of the 10 3/8% Notes remains outstanding after the redemption. The 10 3/8% Notes are secured by a first priority lien on the fee interests in the approximately thirty-acre site comprising Bally's Las Vegas and by a security interest in certain personal property of Bally's Grand, Inc., which together had a net book value of approximately $340,000 at December 31, 1994.

In June 1994, Bally's Casino Lakeshore Resort, which is expected to operate a riverboat gaming facility in New Orleans, Louisiana ("Bally's New Orleans"), entered into an agreement (as amended) for a construction loan generally not to exceed $23,183. The construction loan is available for fifteen months, provides for interest on borrowings at the rate of 1% above a bank's stated prime rate (9.5% at December 31, 1994) and is guaranteed by Bally. Borrowings under the construction loan are being used by Bally's New Orleans to fund a substantial portion of the payments for construction of the riverboat casino. Also in June 1994, Bally's New Orleans received a commitment from another lender that will enable Bally's New Orleans to replace the borrowings outstanding under the construction loan with a five-year term loan upon completion of the riverboat casino.

Other secured and unsecured obligations are payable through 2018 and are collateralized by land, buildings and equipment which have a net book value of approximately $3,000 at December 31, 1994. Interest rates on other secured and unsecured obligations averaged 7% at December 31, 1994. For 1994 and 1992, the weighted average interest rate on short-term borrowings was 7.9%, and 6.5%, respectively. There were no short-term borrowings in 1993.

Dividend and other restrictions

Each of Bally's principal subsidiaries presently have debt covenants which limit the payment of dividends to Bally. The New Jersey Casino Control Commission (the "New Jersey Commission") requires, among other things, that dividends paid by Bally's Park Place to Casino Holdings which are not paid pursuant to a net income test (generally limited to 50% of Bally's Park Place's aggregate consolidated net income, as defined, earned since April 1, 1994) receive prior approval from the New Jersey Commission. The indenture for the 9 1/4% Notes limits dividends that are not paid pursuant to the net income test to $50,000 in the aggregate, of which $25,000 was paid in 1994. At December 31, 1994, $2,059 was available to be paid by Bally's Park Place to Casino Holdings under the net income test.

Under the terms of the Senior Discount Notes, dividends received by Casino Holdings other than from Bally's Park Place are not available to be paid to Bally unless available pursuant to a net income test (generally limited to 50% of Casino Holdings' consolidated net income exclusive of income attributable to Bally's Park Place). At December 31, 1994, no amounts were available for the payment of dividends to Bally under such net income test. However, any dividends paid by Bally's Park Place to Casino Holdings pursuant to the net income test may be declared as a dividend by Casino Holdings and paid to Bally. Under the terms of the indenture for the 10 3/8% Notes, $2,614 was available as of December 31, 1994 for the payment of dividends by Bally's Grand, Inc. Dividends to Bally from subsidiaries other than Bally's Park Place are not presently expected during 1995.

The indentures for Bally's debt do not contain cross-default provisions. However, the indentures and credit agreements related to the indebtedness of certain of Bally's subsidiaries require, among other things, that these subsidiaries maintain certain financial ratios and

--------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

restrict the amount of additional indebtedness that can be incurred.

Except for Bally's New Orleans' construction loan, Bally has not guaranteed the payment of principal or interest under the publicly traded debt securities and credit agreements of its subsidiaries.

Annual maturities

Aggregate annual maturities of long-term debt for the five years after December
31, 1994 are as follows:

                     1995      1996      1997       1998       1999
----------------------------------------------------------------------
Bally.............. $ 6,920   $ 7,587   $ 7,587   $ 13,621   $  5,000
Casino Holdings....                                212,600
Other..............     280       304       535         53         55
                    -------   -------   -------   --------   --------
                    $ 7,200   $ 7,891   $ 8,122   $226,274   $  5,055
                    ========= ========= ========= ========== ==========

Fair value
The fair value of the Company's long-term debt at December 31, 1994 and 1993 was $1,033,222 and $1,205,534, respectively. The fair value of publicly held debt securities is based on quoted market prices. The fair value of borrowings under revolving credit agreements and of other secured and unsecured obligations approximates their carrying amount. The fair values are not necessarily indicative of the amounts the Company could realize in a current market exchange.

INCOME TAXES

The income tax provision (benefit) applicable to income (loss) from continuing operations before income taxes and minority interests consists of the following:

                    1994         1993         1992
----------------------------------------------------
Current:
  Federal........ $ 20,426     $ 28,536     $(12,365)
  State..........    4,332        3,860          605
                  --------     --------     --------
                    24,758       32,396      (11,760)
Deferred:
  Federal........  (22,879)     (27,716)       3,494
  State..........    1,121          655        1,040
                  --------     --------     --------
                   (21,758)     (27,061)       4,534
                  --------     --------     --------
                  $  3,000     $  5,335     $ (7,226)
                  =========    =========    =========

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1994 and 1993, along with their classification, are as follows:

                                   1994                     1993
                          ----------------------   ----------------------
                           ASSETS    LIABILITIES    Assets    Liabilities
-------------------------------------------------------------------------
Expenses which are not
 currently deductible for
 tax purposes:
   Bad debts............. $  7,442    $            $  7,545    $
   Other.................   35,088                   51,902
Depreciation and
 capitalized costs.......                169,314                  179,928
Basis difference of
 investments.............                 27,067                   24,154
Federal and state
 carryforwards...........  119,178                  115,735
Other, net...............                 31,440                   62,953
                          --------   -----------   --------   -----------
                           161,708    $  227,821    175,182    $  267,035
                                      ==========               ==========
Valuation allowance......  (70,439)                 (77,982)
                          --------                 --------
                          $ 91,269                 $ 97,200
                          ==========               ==========
Current.................. $ 16,760    $      461   $ 23,575    $    1,522
Long-term................   74,509       227,360     73,625       265,513
                          --------   -----------   --------   -----------
                          $ 91,269    $  227,821   $ 97,200    $  267,035
                          ==========  ==========   ==========  ==========

The deferred income tax provision for the year ended December 31, 1992, which was determined pursuant to Accounting Principles Board Opinion No. 11, arose from the tax effect of timing differences primarily related Alternative Minimum Tax ("AMT") credits and basis difference in Gaming common stock offset, in part, by debt discharge income.

Based on federal income tax returns as filed, as adjusted for certain agreements with the Internal Revenue Service ("IRS"), the Company had federal loss and AMT credit carryforwards at December 31, 1994 of approximately $343,000 and $20,000, respectively. A substantial portion of such carryforwards may no longer be available to Bally upon consummation of the spin-off of Bally's Health & Tennis (the "Spin-off"). See "Discontinued operations" included elsewhere herein. The Company's federal loss carryforwards begin to expire in 2006 and fully expire in 2009, and the Company's AMT credits have no expirations. In addition, the Company has substantial state tax loss carryforwards which begin to expire in 1995 and fully expire in 2009. Because of complex issues involved in the Company's tax situation and the Company's present expectations of the ultimate resolution of such issues, the Company has provided a valuation allowance for a substantial portion of the federal and state loss carryforwards and a portion of its AMT credits.

--------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

A reconciliation of the income tax provision (benefit) with amounts determined by applying the U.S. statutory tax rate to income (loss) from continuing operations before income taxes and minority interests is as follows:

                                1994        1993        1992
  ---------------------------------------------------------
Provision (benefit) at U.S.
  statutory tax rate (35% in
  1994 and 1993 and 34% in
  1992)....................... $ 2,127     $ 5,275     $(2,472)
Add (deduct):
  State income taxes, net of
    related federal income tax
    benefit...................   3,433       2,393         999
  Nondeductible expenses --
    Amortization and
      depreciation............   1,247       1,140       2,787
    Other.....................   1,549
  Effect of change in state
    (1994) and U.S. (1993)
    statutory tax rates on
    deferred tax balances.....    (452)      1,492
  Prior years' taxes and
    related changes in the
    valuation allowance.......  (5,327)     (5,348)     (8,794)
  Other, net..................     423         383         254
                               -------     -------     -------
Income tax provision
  (benefit)................... $ 3,000     $ 5,335     $(7,226)
                               ========    ========    ========

MINORITY INTERESTS

At December 31, 1994, minority interests represents: (i) the 35% share in the Bally's Grand, Inc. common stockholders' equity that Bally does not own and (ii) the $10,161 redemption value/liquidation preference of the preferred stock of a Bally subsidiary that was issued to an executive officer of Bally in December 1994 in connection with the acquisition of Bally's Grand, Inc. common stock from that officer. The subsidiary preferred stock has cumulative annual dividend requirements of $572 and can be exchanged at any time through 2001 (date the subsidiary must redeem the preferred stock) at the option of the holder for 1,505,405 shares of Common Stock (lesser amounts can be exchanged in the same ratio). In addition, at any time on or after June 30, 1997, the preferred stock may be redeemed for cash at the option of either the subsidiary or the holder.

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

The Series D Convertible Exchangeable Preferred Stock, par value $1 per share (the "Preferred Stock"), with a face value of $34,725 as of December 31, 1994, bears a dividend rate of 8%. The holders of Preferred Stock do not have voting rights, except that the holders would have the right to elect two additional directors of Bally if dividends on the Preferred Stock are in arrears in an amount equal to at least six quarterly dividends and except as Delaware law may otherwise provide. The Preferred Stock is redeemable, in whole or in part, at the option of Bally at $51.20 per share as of December 31, 1994, declining each February 1 in equal annual amounts to $50 per share on and after February 1, 1997, in each case plus accrued and unpaid dividends. The Preferred Stock is convertible into Common Stock at a price of $25 per share, equivalent to a conversion rate of two shares of Common Stock for each share of Preferred Stock, subject to adjustment. The Preferred Stock is exchangeable at the option of Bally, in whole but not in part, on any dividend payment date for 8% Convertible Subordinated Debentures due February 1, 2007. In the event of liquidation, the holders of the Preferred Stock will receive a preferred liquidation payment of $50 per share, plus an amount equal to any dividends accrued and unpaid to the payment date, before any distribution is made to holders of junior securities.

--------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

Common stock

At December 31, 1994, shares of Common Stock were reserved for future issuance as follows:

Stock options and awards (includes
  500,000 shares reserved subject
  to stockholder approval in
  1995)...........................    5,921,613
Conversion of 10% Debentures and
  6% Debentures...................    2,990,063
Acquisitions of businesses........    2,000,000
Conversion of preferred stock of
  Bally and a subsidiary..........    2,894,399
Other.............................       26,441
                                     ----------
                                     13,832,516
                                     ==========

STOCK PLANS, AWARDS AND RIGHTS

Incentive plans

In May 1989, the stockholders approved the 1989 Incentive Plan of Bally (the "1989 Plan") for officers and key employees that provides for the grant of stock options, stock appreciation rights ("SARs"), stock depreciation rights ("SDRs") and restricted stock (collectively "Awards"). Through December 31, 1994, 6,022,000 shares of Common Stock were reserved for issuance under the 1989 Plan. A 1995 amendment to the 1989 Plan increasing the aggregate number of shares of Common Stock which may be sold or delivered under the 1989 Plan to 8,000,000 shares is subject to stockholder approval in 1995. No Awards may be granted after March 9, 1999.

The 1989 Plan provides for granting incentive as well as non-qualified stock options. Generally, non-qualified stock options will be granted with an option price equal to the fair market value of the stock at the date of grant. Incentive stock options must be granted at not less than the fair market value of the stock at the date of grant. Option grants generally become exercisable in three equal annual installments commencing one year after the date of grant, but the Compensation and Stock Option Committee (the "Compensation Committee") of the Bally's Board of Directors (the "Board") in its discretion, may alter such terms.

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

SDRs are rights granted to an officer or key employee in conjunction with an option to receive a payment of stock and/or cash equal to the excess, if any, of the option price of stock acquired on the exercise of the related option over the greater of: (i) the fair market value of the stock, as of the date six months and one day after the option was exercised (or such other date as the Compensation Committee, in its discretion, shall determine), or (ii) if such stock was sold prior to such date, the gross sale proceeds from the sale of such stock. Stock options, SARs and SDRs granted under the 1989 Plan may be exercisable for a term of not more than ten years after the date of grant. At December 31, 1994, no SDRs had been granted and Bally has no current intention of granting SDRs under the 1989 Plan.

Restricted stock awards are rights granted to an employee to receive shares of stock without payment but subject to forfeiture and other restrictions as set forth in the 1989 Plan. Generally, the restricted stock awarded, and the right to vote such stock or to receive dividends thereon, may not be sold, exchanged or otherwise disposed of during the restricted period. Except as otherwise determined by the Compensation Committee, the restrictions and risks of forfeiture will, after one year from the date of grant, lapse as to not more than 20% of the stock originally awarded, after two years lapse as to an aggregate of not more than 40% of the stock originally awarded, and after three years shall lapse as to all the stock originally awarded. There have been no restricted stock awards granted under this plan since 1989 and there are no shares outstanding with restrictions under this plan at December 31, 1994.

In May 1994, the stockholders approved the 1993 Non-Employee Directors' Stock Option Plan of Bally (the "1993 Plan"). The 1993 Plan provides for the grant of non-qualified stock options to purchase an aggregate of 120,000 shares of Common Stock to directors of the Company who

--------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

are not officers or key employees of Bally or any of its subsidiaries. Under this plan, stock options are granted with an option price equal to the fair market value of the stock on the date of grant. Option grants generally become exercisable in three equal annual installments commencing one year after the date of grant, with such options expiring ten years after the date of grant. No options may be granted under this plan after October 13, 1998.

The Company also has a non-qualified and incentive stock option and stock appreciation rights plan for officers and key employees (the "1985 Plan") which has been terminated except as to options and stock appreciation rights outstanding, all of which are vested.

A summary of 1994 stock option activity under the 1989 Plan, the 1993 Plan and the 1985 Plan is as follows:

                                              Shares
                                     ------------------------
                                                     Stock
                          Price         Stock     appreciation
                        per share      options      rights
  ---------------------------------------------------------
Outstanding at
 December 31, 1993....  $1.75-22.50    4,194,606      508,334
Granted (includes
 451,100 shares
 granted subject to
 stockholder
 approval)............         6.75    1,952,000
Exercised.............    3.88-6.75      (34,737)
Cancelled or
 expired..............   1.75-15.50     (459,428)
                                     -----------  -----------
Outstanding at
 December 31, 1994....   1.75-22.50    5,652,441      508,334
                                     ===========  ===========

At December 31, 1994, options on 2,566,662 shares were exercisable and 106,620 shares and 80,000 shares were reserved for future grants under the 1989 Plan and 1993 Plan, respectively. Outstanding options at December 31, 1994 expire between 1995 and 2004.

In May 1994, the stockholders approved Bally's Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan provides for the purchase of Common Stock by eligible employees (as defined) electing to participate in the plan. The stock can generally be purchased every six months at a price equal to the lesser of: (i) 85% of the fair market value of the stock on the date when a particular offering begins or (ii) 85% of the fair market value of the stock on the date when a particular offering terminates. On each offering made under the Stock Purchase Plan, each eligible employee electing to participate in the Stock Purchase Plan will automatically be granted shares of Common Stock equal to the number of full shares which may be purchased from the employee's elected payroll deduction, with a maximum payroll deduction equal to 10% of eligible compensation, as defined. The first offering under this plan commenced on July 1, 1994 and the last offering terminates on June 30, 2004. During 1994, 117,448 shares of Common Stock were purchased by employees electing to participate in the Stock Purchase Plan. At December 31, 1994, 82,552 shares of Common Stock were reserved for future purchases under the Stock Purchase Plan. Since the Stock Purchase Plan is noncompensatory, no expense has been recorded by the Company.

Awards of subsidiary stock

The Bally's Grand, Inc. Incentive Stock Plan is a general incentive stock award plan for the benefit of its officers which provides for the grant of stock awards for no consideration. During 1993, Bally's Grand, Inc. awarded 600,000 shares of its common stock, of which 300,000 shares were awarded through an outright grant and were subsequently acquired by a subsidiary of Bally at their fair market value. The remaining 300,000 shares were awarded subject to certain restrictions and forfeiture if the participant's employment with Bally's Grand, Inc. terminates before the restrictions lapse (forfeitures occurred in both 1994 and 1993). The restrictions applicable to these 300,000 shares lapse as to approximately one-third of the shares awarded on each of December 31, 1993, 1994 and 1995, and Bally's Grand, Inc. acquired 180,175 of these shares at their fair market value during 1994. The fair value of restricted shares awarded is amortized to expense over the period the restrictions lapse. Pursuant to this stock plan, forfeited shares are available to be awarded again. As of December 31, 1994, there were 37,800 shares of Bally's Grand, Inc. common stock available for award under this plan.

Rights to purchase preferred stock

One preferred stock purchase right is attributable to each outstanding share of Common Stock. Under certain conditions, each right may be exercised to purchase for $60 one 1/100th of a share of Series B Junior Stock. The rights are not

--------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

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

EMPLOYEE BENEFIT PLANS

Bally and certain subsidiaries have defined contribution plans that provide retirement benefits for eligible non-union employees. Eligible employees may elect to participate by contributing a percentage of their pre-tax earnings to the plans. Employee contributions to the plans, up to certain limits, are matched in various percentages by the Company. The expense applicable to continuing operations for the Company's defined contribution plans was $5,602, $4,299 and $3,724 for 1994, 1993 and 1992, respectively.

In addition, Bally and Bally's Park Place have noncontributory supplemental executive retirement plans for certain key executives. Normal retirement under these plans is age 60 to 65 and participants receive benefits based on years of service and compensation. Pension costs of these plans are unfunded except for one executive's benefits which are funded through annual contributions to a trust. Net periodic pension cost for these plans was $2,387, $4,482 and $1,627 for 1994, 1993 and 1992, respectively. The accrued pension liability related to the unfunded supplemental executive retirement plans in the consolidated balance sheet (principally classified as long-term) was $10,832 and $9,994 at December 31, 1994 and 1993, respectively. The weighted average discount rate and rate of increase in future compensation levels used in determining actuarial present value of the projected benefit obligations were 6.1% and 6.0% in each of 1994 and 1993, respectively, and 8.1% and 6.0% in 1992, respectively.

Certain employees of the Company's casinos are covered by union-sponsored, collectively bargained, multi-employer defined benefit pension plans. The contributions and charges to expense for these plans were $4,255, $1,314 and $942 in 1994, 1993 and 1992, respectively.

DISCONTINUED OPERATIONS

On June 28, 1994, the Board approved the Spin-off, which is expected to be accomplished by distributing substantially all of the issued and outstanding stock of Bally's Health & Tennis to

--------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

Bally's stockholders. The Spin-off, which is expected to be completed by mid-1995, is subject to satisfaction of certain conditions and receipt of certain consents. As a result of the Board's action regarding the Spin-off, the Company recorded a charge in June 1994 of $23,731, net of income taxes of $4,071, to provide for estimated operating losses until disposal.

Bally's Health & Tennis' fitness centers primarily offer a dues membership, which permits members, after paying initial membership fees, to continue membership on a month-to-month basis as long as monthly dues payments are made. Revenues related to dues memberships recorded at the time of sale are limited to the portion allocable to the initial membership fee. Dues memberships also require the members to make monthly payments for services provided at which time the revenue is recorded. In certain instances, memberships are sold whereby dues may be waived for periods ranging up to thirty-six months, in which case a portion of the initial membership fee is considered a service fee. The service fee portion of such memberships is recorded as deferred revenues and is realized over the term of the memberships. Prepaid dues and renewal revenues are recorded in a similar manner. This policy approximates the "selling and service" method, which provides for a profit being reported for both the selling and service functions. A substantial portion of new membership revenues are collected in installments over periods ranging up to thirty-six months. Installment contracts bear interest at, or are adjusted for financial accounting purposes at the time the contracts are sold to, rates for comparable consumer financing contracts. Unearned finance charges are amortized over the term of the contracts on the sum-of-the-months-digits method which approximates the interest method.

The Company's investment in and receivables from discontinued operations at December 31, 1994 and 1993 consists of:

                                    1994         1993
-------------------------------------------------------
Investment in fitness centers
  segment........................ $229,438     $258,898
Income taxes receivable from
  fitness centers segment........   52,990       85,474
Other receivables from fitness
  centers segment................    8,584        9,788
                                  --------     --------
                                  $291,012     $354,160
                                  =========    =========

Summarized financial information of the fitness centers segment is as follows:

                                       December 31
                                  ---------------------
                                    1994         1993
-------------------------------------------------------
Financial position:
Current assets................... $186,491     $208,282
Property and equipment, net......  381,973      415,002
Total assets.....................  841,384      924,555
Current liabilities..............  240,256      213,498
Long-term debt, less current
  maturities.....................  289,711      305,735
Total liabilities................  611,946      665,657
Total equity.....................  229,438      258,898

                               Years ended December 31
                          ----------------------------------
                            1994         1993         1992
 ---------------------------------------------------------
Results of operations:
Revenues................  $661,505     $694,752     $742,884
Operating income
  (loss)................   (36,327)       3,391       25,969
Loss before
 extraordinary item and
 cumulative effect on
 prior years of change
 in accounting for
 income taxes...........   (46,091)     (26,245)      (8,984)
Extraordinary loss on
 extinguishment of
 debt...................                 (5,999)
Cumulative effect on
 prior years of change
 in accounting for
 income taxes...........                 20,711
Net loss................   (46,091)     (11,533)      (8,984)

--------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

Bally's Health & Tennis' revolving credit agreement provides for borrowings of up to $92,500 and letters of credit up to $20,000 (of which $10,592 was outstanding) at December 31, 1994. The commitment under the revolving credit facility (as amended March 17, 1995) is periodically reduced during 1995, 1996 and 1997 in varying amounts totalling $21,875, $25,000 and $45,625, respectively. The rate of interest on the borrowings (9 1/4% at December 31, 1994) is at Bally's Health & Tennis' option, based upon either the agent bank's prime rate plus 2 1/4% or the Euro-dollar rate plus 3 3/4%. Bally's Health & Tennis pays an annual fee of 1 3/4% on outstanding letters of credit and a fee of 1/2% per annum on each of the unused commitments. The amendment dated March 17, 1995 reduces the amount available for letters of credit to $14,375 at June 30, 1995. The revolving credit agreement, which expires December 31, 1997, is secured by substantially all real and personal property of Bally's Health & Tennis, which had a net book value of approximately $697,000 at December 31, 1994, and a pledge of the stock of Bally's Health & Tennis.

Bally's Health & Tennis' $200,000 principal amount of 13% Senior Subordinated Notes due 2003 (the "13% Notes") are not subject to any sinking fund requirement, but may be redeemed beginning in January 1998, in whole or in part, with premiums ranging from 6.5% in 1998 to zero in 2000 and thereafter. The payment of the 13% Notes is subordinated to the prior payment in full of all senior indebtedness of Bally's Health & Tennis, as defined (approximately $112,000 at December 31, 1994). The more restrictive covenants under the 13% Notes and the revolving credit agreement permit, but limit, payments of cash dividends and the purchase or retirement of Bally's Health & Tennis common stock. As of December 31, 1994, no amount was available to pay dividends or retire common stock. In addition to limiting dividends, the covenants limit transactions with affiliates and payments to Bally for principal and interest on loans or advances by Bally to Bally's Health & Tennis and for other obligations arising in the ordinary course of business. The covenants also limit the amounts available for capital expenditures and additional borrowings, and require maintenance of certain financial ratios. Certain provisions of the revolving credit agreement applicable to those financial ratios were amended as of March 31, 1994. Amendments on December 22, 1994 and March 17, 1995 modified certain performance covenants under the revolving credit agreement. In addition, the financial covenants in the revolving credit agreement, as amended, become substantially more restrictive in 1996. While it is necessary to replace or amend the revolving credit agreement to permit the Spin-off, there are no assurances that such amendments, if sought, could be obtained.

In 1993, the Company disposed of its remaining 1,752,400 shares of Gaming common stock pursuant to stock exchange agreements. This disposition, including the recognition of previously deferred cumulative translation adjustment credits of $2,506, resulted in a gain of $6,215, including an income tax benefit of $1,452. The income tax benefit resulted from the utilization of tax loss carryforwards to offset taxable income arising from this disposition of Gaming common stock. In 1992, the Company sold 4,547,600 shares of Gaming common stock it owned in a public offering and received net proceeds of $51,243 which, including the recognition of previously deferred cumulative translation adjustment credits of $7,922, resulted in a gain of $6,706, net of income taxes of $8,529 and other related costs. As a result of the Company's disposal of its investment in Gaming, the consolidated financial statements reflect Gaming as a discontinued operation. Income from discontinued operations in 1992 also includes equity in earnings of Gaming of $2,879. Gaming's revenues in 1992 were $163,781.

--------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
SUPPLEMENTARY DATA

QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

                                                                                 Quarters ended
                                               -----------------------------------------------------------------------------------
                                                   March 31               June 30            September 30           December 31
                                               -----------------     -----------------     -----------------     -----------------
                                                1994       1993       1994       1993       1994       1993       1994       1993
                                               ------     ------     ------     ------     ------     ------     ------     ------
                                               (In millions, except per share data)
Revenues.....................................  $212.3     $136.1     $238.4     $150.5     $261.3     $173.7     $230.3     $167.9
Operating income.............................    19.2       21.7       42.2       30.8       52.2       44.1       11.5       11.3
Income (loss) from continuing operations.....    (9.7)        .1        6.2        5.2       11.8       11.2      (10.2)      (6.3)
Income (loss) from discontinued operations...     5.0        3.7      (51.1)      (2.8)                 (5.3)                (15.6)
Income (loss) before extraordinary items and
  cumulative effect on prior years of change
  in accounting for income taxes.............    (4.7)       3.8      (44.9)       2.4       11.8        5.9      (10.2)     (21.9)
Extraordinary gain (loss)....................   (20.7)      (8.1)                                                    .3        (.4)
Cumulative effect on prior years of change in
  accounting for income taxes................              (28.2)
Net income (loss)............................   (25.4)     (32.5)     (44.9)       2.4       11.8        5.9       (9.9)     (22.3)
Per common share:
  Income (loss) from continuing operations...  $ (.23)    $ (.01)    $  .12     $  .10     $  .24     $  .22     $ (.23)    $ (.15)
  Income (loss) from discontinued
    operations...............................     .11        .08      (1.09)      (.06)                 (.11)                 (.33)
  Extraordinary gain (loss)..................    (.44)      (.18)                                                             (.01)
  Cumulative effect on prior years of change
    in accounting for income taxes...........               (.61)
  Net income (loss)..........................    (.56)      (.72)      (.97)       .04        .24        .11       (.23)      (.49)

---------------

NOTES:

1. The quarterly consolidated financial information has been presented (after restatement of prior period financial statements) to reflect Bally's Health & Tennis Corporation as a discontinued operation as a result of Bally's plan to spin-off its fitness centers segment. In addition, Bally Gaming International, Inc. ("Gaming") has been reflected as a discontinued operation as a result of the Company's disposition of its remaining investment in September 1993.

2. Income (loss) from continuing operations for the quarters ended March 31, June 30, September 30 and December 31, 1994 includes charges of $2.5 million ($.05 per share), $.1 million, $2.9 million ($.06 per share) and $5.2 million ($.11 per share), respectively, for costs incurred in the pursuit and development of new gaming projects and for remaining amortization of pre-opening costs.

3. Income (loss) from continuing operations for the quarters ended September 30 and December 31, 1994 includes a gain from the sale of equity securities (net of taxes and minority interests) of $1.1 million ($.02 per share) and $3.6 million ($.08 per share), respectively.

4. Loss from continuing operations for the quarter ended December 31, 1994 includes a charge of $8.5 million ($.18 per share) for the write-down of certain assets deemed unrecoverable upon Bally's Tunica, Inc.'s planned relocation of its operations closer to Memphis, Tennessee by mid-1995.

5. Loss from discontinued operations for the quarter ended June 30, 1994 includes a charge of $23.7 million ($.51 per share) to provide for estimated operating losses of the Company's fitness center segment until disposal (which is expected to be completed by mid-1995).

6. The extraordinary gain (loss) for the quarters ended March 31 and December 31, 1994 are due to early redemptions of debt.

7. Income (loss) from continuing operations for the quarters ended March 31 and December 31, 1993 includes charges of $.2 million and $2.5 million ($.05 per share), respectively, for costs incurred in the pursuit and development of new gaming projects and for amortization of pre-opening costs.

8. Income from continuing operations for the quarter ended September 30, 1993 includes a charge of $1.5 million ($.04 per share) as a result of applying the change in the U.S. statutory tax rate from 34% to 35% to deferred tax balances.


--------------------------------------------------------------------------------

 9. Loss from discontinued operations for the quarter ended September 30, 1993 includes a gain of $6.2 million ($.13 per share) from the sale of Gaming common stock.

10. The extraordinary losses for the quarters ended March 31 and December 31, 1993 are due to early redemptions of debt.

11. The cumulative effect on prior years of change in accounting for income taxes for the quarter ended March 31, 1993 is a result of the Company changing its method of accounting for income taxes (effective January 1, 1993) as required by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." As permitted by SFAS No. 109, the Company elected to use the cumulative effect approach rather than to restate the financial statements of any prior years to apply the provisions of SFAS No. 109.

12. The Company's operations are subject to seasonal factors.

--------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Item 9 is inapplicable.

PART III

Part III, except for certain information relating to Executive Officers included in Part I, is omitted inasmuch as the Company intends to file with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 1994 a definitive proxy statement containing such information pursuant to Regulation 14A of the Securities Exchange Act of 1934, and such information shall be deemed to be incorporated herein by reference from the date of filing such document.

PART IV

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) 1. INDEX TO FINANCIAL STATEMENTS

                                     REFERENCE
                                     ---------
Report of independent auditors......      29
Consolidated balance sheet at
  December 31, 1994 and 1993........      30
For each of the three years in the
  period ended December 31, 1994:
     Consolidated statement of
       operations...................      32
     Consolidated statement of
       stockholders' equity.........      33
     Consolidated statement of cash
       flows........................      34
Notes to consolidated financial
  statements........................      36
Supplementary data:
     Quarterly consolidated
       financial information
       (unaudited)..................      49

(A) 2. INDEX TO FINANCIAL STATEMENT SCHEDULES

                                     REFERENCE
                                     ---------
Schedule I -- Condensed financial
  information of registrant:
  Condensed balance sheet at
     December 31, 1994 and 1993.....     S-1
  Condensed statement of operations
     for each of the three years in
     the period ended December 31,
     1994...........................     S-2
  Condensed statement of cash flows
     for each of the three years in
     the period ended December 31,
     1994...........................     S-3
  Notes to condensed financial
     information....................     S-5
Schedule II -- Valuation and
  qualifying accounts for each of
  the three years in the period
  ended December 31, 1994...........     S-6

All other schedules specified under Regulation
S-X are omitted because they are not applicable, not required under the instructions or all information required is set forth in the Notes to consolidated financial statements.

--------------------------------------------------------------------------------

(A) 3.  INDEX TO EXHIBITS

   *3.(i)-1   Restated Certificate of Incorporation of Bally, as amended (filed as an exhibit to
              Bally's Registration Statement on Form S-8 dated December 13, 1994, registration no.
              33-56831).
   *3.(i)-2   Certificate of Designation, Preferences and Rights of Series B Junior Participating
              Preferred Stock, par value $1 per share, of Bally (filed as an exhibit to Bally's
              Annual Report on Form 10-K, file no. 1-7244, for the fiscal year ended December 31,
              1992).
   *3.(i)-3   Certificate of Designations, Preferences and Relative, Participating, Optional or
              other Rights of the Series D Convertible Exchangeable Preferred Stock, par value $1 per share, of Bally, as amended (filed as an exhibit to Bally's Annual Report on Form
              10-K, file no. 1-7244, for the fiscal year ended December 31, 1992).
  *3.(ii)     By-laws of Bally, as amended (filed as an exhibit to Bally's Annual Report on Form
              10-K, file no. 1-7244, for the fiscal year ended December 31, 1992).
  *4.(ii)-1   Registration Statement on Form 8-A dated July 24, 1975 (file no. 1-7244).
  *4.(ii)-2   Registration Statement on Form S-7 (registration no. 2-62399) filed September 19,
              1978 and Indenture dated as of September 15, 1978, between Bally and United States
              Trust Company of New York, as successor Trustee, filed as an exhibit thereto.
  *4.(ii)-3   Registration Statement on Form 8-A, as amended, relating to 6% Convertible
              Subordinated Debentures due 1998 of Bally (filed as an exhibit to Bally's Annual
              Report on Form 10-K, file no. 1-7244, for the fiscal year ended December 31, 1992).
  *4.(ii)-4   Registration Statement on Form S-16 (registration no. 2-75379) filed December 31,
              1981 and Indenture dated as of December 15, 1981, between Bally and United States
              Trust Company of New York, as successor Trustee, filed as an exhibit thereto.
  *4.(ii)-5   Registration Statement on Form 8-A, as amended, relating to 10% Convertible
              Subordinated Debentures due 2006 of Bally (filed as an exhibit to Bally's Annual
              Report on Form 10-K, file no. 1-7244, for the fiscal year ended December 31, 1992).
  *4.(ii)-6   Registration Statement on Form S-1 (registration no. 33-26464) filed August 24, 1989 and Indenture dated as of August 31, 1989, between Bally's Park Place Funding, Inc.,
              Bally's Park Place, Inc.(a Delaware corporation), Bally's Park Place, Inc. (a New
              Jersey corporation), Bally's Park Place Realty Co. and First Fidelity Bank, National
              Association, New Jersey, as Trustee, filed as an exhibit thereto.
  *4.(ii)-7   Registration Statement on Form S-1 (registration no. 33-52868) filed January 15, 1993 by Bally's Health & Tennis Corporation.
  *4.(ii)-8   Indenture dated as of January 15, 1993 between Bally's Health & Tennis Corporation and Amalgamated Bank of Chicago, as Trustee (filed as an exhibit to Bally's Annual
              Report on Form 10-K, file no. 1-7244, for the fiscal year ended December 31, 1993).
  *4.(ii)-9   Registration Statement on Form 8-A dated December 11, 1986, relating to Preferred
              Stock Purchase Rights (file no. 1-7244).
  *4.(ii)-10  Registration Statement on Form S-1 (registration no. 33-65438) filed May 11, 1994 and Indenture dated as of June 15, 1993 between Bally's Casino Holdings, Inc.
              and Amalgamated Bank of Chicago, as Trustee, filed as an exhibit thereto.
  *4.(ii)-11  Amendment dated as of February 8, 1994 to Indenture between Bally's Casino Holdings,
              Inc. and Amalgamated Bank of Chicago, as Trustee (filed as an exhibit to Bally's
              Annual Report on Form 10-K, file no. 1-7244, for the fiscal year ended December 31,
              1993).
  *4.(ii)-12  Registration Statement on Form S-1 (registration no. 33-51765) filed February 28,
              1994 by Bally's Park Place Funding, Inc. and Bally's Park Place, Inc. (a Delaware
              corporation).
  *4.(ii)-13  Indenture dated as of March 8, 1994 among Bally's Park Place Funding, Inc., Bally's
              Park Place, Inc. (a Delaware corporation), Bally's Park Place, Inc. (a New Jersey corporation), Bally's Park Place Realty Co. and First Bank, National Association, as
              Trustee (filed as an exhibit to Bally's Annual Report on Form 10-K, file no. 1-7244, for the fiscal year ended December 31, 1993).
  *4.(ii)-14  Registration Statement on Form S-1 (registration no. 33-59660) filed May 11, 1993 by
              GNF, CORP. and GNAC, CORP. and Indenture dated as of March 10, 1993 between GNF,
              CORP., GNAC, CORP., GNOC, CORP. and Amalgamated Bank of Chicago, as Trustee (filed as an exhibit to Bally's Annual Report on Form 10-K, file no. 1-7244, for the fiscal year ended December 31, 1992).
  *4.(ii)-15  Registration Statement on Form S-1 (registration no. 33-74330) filed January 24, 1994 and Indenture dated as of December 15, 1993 between Bally's Grand, Inc. and
              Continental Bank, National Association, as Trustee, filed as an exhibit thereto.

--------------------------------------------------------------------------------

  *10.(i)-2   Amended and Restated Intercorporate Agreement dated as of July 8, 1992, between Bally and Bally Gaming International, Inc. (filed as an exhibit to Bally's Annual Report on
              Form 10-K, file no. 1-7244, for the fiscal year ended December 31, 1992).
  *10.(i)-3   Agreement dated January 8, 1993, between Bally and Bally Gaming International, Inc.
              (filed as an exhibit to Bally's Annual Report on Form 10-K, file no. 1-7244, for the fiscal year ended December 31, 1992).
  *10.(i)-4   Amended and Restated Credit Agreement dated as of January 25, 1993 among Bally's
              Health & Tennis Corporation and a group of banks with Chemical Bank, as agent (filed as an exhibit to Bally's Annual Report on Form 10-K, file no. 1-7244, for the fiscal year ended December 31, 1992).
  *10.(i)-5   First Amendment dated as of February 24, 1993 to the Amended and Restated Credit
              Agreement dated as of January 25, 1993 among Bally's Health & Tennis Corporation and a group of banks with Chemical Bank, as agent (filed as an exhibit to Bally's
              Quarterly Report on Form 10-Q, file no. 1-7244, for the quarter ended September 30,
              1993).
  *10.(i)-6   Second Amendment dated as of September 30, 1993 to the Amended and Restated Credit
              Agreement dated as of January 25, 1993 among Bally's Health & Tennis Corporation and a group of banks with Chemical Bank, as agent (filed as an exhibit to Bally's
              Quarterly Report on Form 10-Q, file no. 1-7244, for the quarter ended September 30,
              1993).
  *10.(i)-7   Third Amendment dated as of April 6, 1994 to the Amended and Restated Credit
              Agreement dated as of January 25, 1993 among Bally's Health & Tennis Corporation and a group of banks with Chemical Bank, as agent (filed as an exhibit to Bally's Health
              & Tennis Corporation's Quarterly Report on Form 10-Q, file no. 33-52868 for the quarter ended March 31, 1994).
  *10.(i)-8   Fourth Amendment dated as of September 16, 1994 to the Amended and Restated Credit
              Agreement dated as of January 25, 1993 among Bally's Health & Tennis Corporation and a group of banks with Chemical Bank, as agent (filed as an exhibit to Bally's Health
              & Tennis Corporation's Quarterly Report on Form 10-Q, file no. 33-52868 for the quarter ended September 30, 1994).
  *10.(i)-9   Fifth Amendment dated as of December 22, 1994 to the Amended and Restated Credit
              Agreement dated as of January 25, 1993 among Bally's Health & Tennis Corporation and a group of banks with Chemical Bank, as agent (filed as an exhibit to Bally's Health
              & Tennis Corporation's Annual Report on Form 10-K, file no 33-52868, for the fiscal year ended December 31, 1994).
  *10.(i)-10  Sixth Amendment dated as of February 8, 1995 to the Amended and Restated Credit
              Agreement dated as of January 25, 1993 among Bally's Health & Tennis Corporation and a group of banks with Chemical Bank, as agent (filed as an exhibit to Bally's Health
              & Tennis Corporation's Annual Report on Form 10-K, file no. 33-52868, for the fiscal year ended December 31, 1994).
  *10.(i)-11  Seventh Amendment dated as of March 17, 1995 to the Amended and Restated Credit
              Agreement dated as of January 25, 1993 among Bally's Health & Tennis Corporation and a group of banks with Chemical Bank, as agent (filed as an exhibit to Bally's Health
              & Tennis Corporation's Annual Report on Form 10-K, file no. 33-52868, for the fiscal year ended December 31, 1994).
*10.(iii)-1   1985 Stock Option and Stock Appreciation Right Plan of Bally Entertainment
              Corporation, effective February 22, 1985 (filed as an exhibit to Bally's Annual
              Report on Form 10-K, file no. 1-7244, for the fiscal year ended December 31, 1985).
*10.(iii)-2   First Amendment to the 1985 Stock Option and Stock Appreciation Right Plan of Bally
              Entertainment Corporation, effective as of January 1, 1987 (filed as an exhibit to
              Bally's Annual Report on Form 10-K, file no. 1-7244, for the fiscal year ended
              December 31, 1986).
*10.(iii)-3   Second Amendment to the 1985 Stock Option and Stock Appreciation Right Plan of Bally
              Entertainment Corporation, effective December 9, 1988 (filed as an exhibit to Bally's
              Annual Report on Form 10-K, file no. 1-7244, for the fiscal year ended December 31,
              1988).
*10.(iii)-4   1989 Incentive Plan of Bally Entertainment Corporation, effective March 9, 1989
              (filed as an exhibit to Bally's Annual Report on Form 10-K, file no. 1-7244, for the fiscal year ended December 31, 1989).
*10.(iii)-5   Amendment to 1989 Incentive Plan of Bally Entertainment Corporation effective June
              16, 1992 (filed as an exhibit to Bally's Annual Report on Form 10-K, file no. 1-7244, for the fiscal year ended December 31, 1993).
 10.(iii)-6   Amendment to 1989 Incentive Plan of Bally Entertainment Corporation, effective May
              17, 1994.

--------------------------------------------------------------------------------

*10.(iii)-7   Bally's Employee Stock Purchase Plan (filed as an exhibit to Bally's Registration
              Statement on Form S-8, dated December 13, 1994, registration no. 33-56831).
 10.(iii)-8   Bally's 1993 Non-Employee Directors Stock Option Plan.
 10.(iii)-9   Bally Entertainment Corporation Management Retirement Savings Plan effective October
              1, 1994.
*10.(iii)-10  Bally's Executive Medical Plan, underwritten by Connecticut General Life Insurance
              Company, effective January 1, 1994 (filed as an exhibit to Bally's Annual Report on
              Form 10-K, file no. 1-7244, for the fiscal year ended December 31, 1993).
*10.(iii)-11  Employment Agreement effective as of November 1, 1990, between Bally and Arthur M.
              Goldberg (filed as an exhibit to Bally's Annual Report on Form 10-K, file no. 1-7244, for the fiscal year ended December 31, 1990).
*10.(iii)-12  First Amendment to Employment Agreement effective as of November 1, 1991, between
              Bally and Arthur M. Goldberg (filed as an exhibit to Bally's Annual Report on Form
              10-K, file no. 1-7244, for the fiscal year ended December 31, 1992).
*10.(iii)-13  Second Amendment to Employment Agreement dated as of September 29, 1993, between
              Bally and Arthur M. Goldberg (filed as an exhibit to Bally's Annual Report on Form
              10-K, file no. 1-7244, for the fiscal year ended December 31, 1993).
*10.(iii)-14  Award Agreements dated as of July 9, 1991, between Bally and Arthur M. Goldberg
              (filed as an exhibit to Bally's Annual Report on Form 10-K, file no. 1-7244, for the fiscal year ended December 31, 1992).
*10.(iii)-15  Amended and Restated Award Agreement dated as of March 25, 1992, between Bally and
              Arthur M. Goldberg (filed as an exhibit to Bally's Annual Report on Form 10-K, file
              no. 1-7244, for the fiscal year ended December 31, 1992).
*10.(iii)-16  Split-Dollar Life Insurance Agreement and Collateral Assignment by and between Bally and Veronica Goldberg and Richard B. Neff, as trustees of the Arthur M. Goldberg 1989
              Irrevocable Trust dated November 14, 1989 (filed as an exhibit to Bally's Annual
              Report on Form 10-K, file no. 1-7244, for the fiscal year ended December 31, 1991).
*10.(iii)-17  Option Agreement dated as of October 25, 1991, between Bally and Arthur M. Goldberg
              (filed as an exhibit to Bally's Annual Report on Form 10-K, file no. 1-7244, for the fiscal year ended December 31, 1991).
 10.(iii)-18  Stock Subscription Agreement dated as of December 30, 1994, between Bally's Casino,
              Inc., Arthur M. Goldberg, Bally Entertainment Corporation and Orloff, Lowenbach,
              Stifelman & Siegel, P.A., as Escrow Agent.
*10.(iii)-19  Amended and Restated Employment Agreement effective as of November 12, 1991, between
              Bally, Bally's Health & Tennis Corporation and Lee S. Hillman (filed as an exhibit to
              Bally's Annual Report on Form 10-K, file no. 1-7244, for the fiscal year ended
              December 31, 1991).
*10.(iii)-20  Second Amendment to Employment Agreement effective as of December 8, 1993, between
              Bally, Bally's Health & Tennis Corporation and Lee S. Hillman (filed as an exhibit to
              Bally's Annual Report on Form 10-K, file no. 1-7244, for the fiscal year ended
              December 31, 1993).
*10.(iii)-21  Employment Agreement effective as of July 1, 1992, between Bally and Robert G.
              Conover (filed as an exhibit to Bally's Casino Holdings, Inc.'s Registration
              Statement on Form S-1, registration no. 33-65438, filed May 11, 1994).
*10.(iii)-22  Employment Agreement effective as of July 6, 1992, between Bally and John W. Dwyer
              (filed as an exhibit to Bally's Annual Report on Form 10-K, file no. 1-7244, for the fiscal year ended December 31, 1992).
*10.(iii)-23  Employment Agreement effective as of January 1, 1993, between Bally, Bally's Health &
              Tennis Corporation and Harold Morgan (filed as an exhibit to Bally's Annual Report on
              Form 10-K, file no. 1-7244, for the fiscal year ended December 31, 1992).
*10.(iii)-24  Letter Agreement dated March 17, 1991, between Bally and Bernard J. Murphy (filed as an exhibit to Bally's Annual Report on Form 10-K, file no. 1-7244, for the fiscal year ended December 31, 1991).
*10.(iii)-25  Employment Agreement effective as of July 28, 1993, between Bally and Jerry W.
              Thornburg (filed as an exhibit to Bally's Annual Report on Form 10-K, file no.
              1-7244, for the fiscal year ended December 31, 1993).
*10.(iii)-26  Employment Agreement effective as of January 1, 1993, between Bally and Wallace R.
              Barr (filed as an exhibit to Bally's Casino Holdings, Inc.'s Registration Statement
              on Form S-1, registration no. 33-65438, filed May 11, 1994).

--------------------------------------------------------------------------------

*10.(iii)-27  Employment Agreement effective as of January 1, 1994, between Bally's Health & Tennis
              Corporation and Michael G. Lucci, Sr. (filed as an exhibit to Bally's Health & Tennis
              Corporation's Annual Report on Form 10-K, file no. 33-52868, for the year ended
              December 31, 1994.).
*10.(iii)-28  Bally's Park Place, Inc. Supplemental Executive Retirement Plan, effective January 1,
              1987 (filed as an exhibit to Bally's Annual Report on Form 10-K, file no. 1-7244, for the fiscal year ended December 31, 1992).
       21     Listing of subsidiaries of Bally.
       23     Consent of Ernst & Young LLP.
       27     Financial Data Schedule.

---------------
* Incorporated herein by reference as indicated.


--------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BALLY ENTERTAINMENT CORPORATION

Dated: March 29, 1995                  By  /s/ ARTHUR M. GOLDBERG
                                           ----------------------
                                               Arthur M. Goldberg
                                               Chairman of the Board,
                                               Chief Executive Officer and
                                               President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. This Annual Report may be signed in multiple identical counterparts all of which, taken together, shall constitute a single document.

Dated: March 29, 1995                          /s/ ARTHUR M. GOLDBERG
                                               ----------------------
                                                   Arthur M. Goldberg
                                                   Chairman of the Board, Chief Executive Officer and
                                                   President (Principal Executive Officer)

Dated: March 29, 1995                          /s/ LEE S. HILLMAN
                                               ----------------------
                                                   Lee S. Hillman
                                                   Executive Vice President, Chief Financial Officer
                                                   and Treasurer (Principal Financial Officer)

Dated: March 29, 1995                          /s/ JOHN W. DWYER
                                               ----------------------
                                                   John W. Dwyer
                                                   Vice President and Corporate Controller
                                                   (Principal Accounting Officer)

Dated: March 29, 1995                          /s/ GEORGE N. ARONOFF
                                               ----------------------
                                                   George N. Aronoff
                                                   Director

Dated: March 29, 1995                          /s/ BARRIE K. BRUNET
                                               ----------------------
                                                   Barrie K. Brunet
                                                   Director

Dated: March 29, 1995                          /s/ EDWIN M. HALKYARD
                                               ----------------------
                                                   Edwin M. Halkyard
                                                   Director

Dated: March 29, 1995                          /s/ J. KENNETH LOOLOIAN
                                               ----------------------
                                                   J. Kenneth Looloian
                                                   Director

Dated: March 29, 1995                          /s/ ROCCO J. MARANO
                                               ----------------------
                                                   Rocco J. Marano
                                                   Director

Dated: March 29, 1995                          /s/ PATRICK L. O'MALLEY
                                               ----------------------
                                                   Patrick L. O'Malley
                                                   Director

Dated: March 29, 1995                          /s/ JAMES M. ROCHFORD
                                               ----------------------
                                                   James M. Rochford
                                                   Director

-----------------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION

SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              CONDENSED BALANCE SHEET (PARENT COMPANY ONLY)
              DECEMBER 31, 1994 AND 1993
              (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      1994         1993
-----------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and equivalents..........................................    $ 24,056     $ 43,516
  Note receivable from a subsidiary.............................       6,722       12,563
  Receivables --
     Subsidiaries...............................................       1,763          832
     Other......................................................          88          116
  Income taxes refundable.......................................      20,277
  Other current assets..........................................         570          657
                                                                    --------     --------
          Total current assets..................................      53,476       57,684
Investments in subsidiaries related to continuing operations....     161,699      204,687
Investment in and receivables from discontinued operations......     291,012      347,620
Other assets....................................................       7,702        8,065
                                                                    --------     --------
                                                                    $513,889     $618,056
                                                                    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to a subsidiary.................................    $  2,771     $  2,324
  Accounts payable..............................................         237          363
  Income taxes payable..........................................      32,678       43,765
  Deferred income taxes.........................................                   12,192
  Deferred revenues.............................................                    2,061
  Accrued liabilities...........................................      16,674       24,107
  Current maturities of long-term debt..........................       6,920        7,587
                                                                    --------     --------
          Total current liabilities.............................      59,280       92,399
Long-term debt, less current maturities.........................      88,795       96,382
Long-term payables to subsidiaries..............................      38,654       39,363
Deferred income taxes...........................................      32,915        5,623
Other liabilities...............................................         633       20,148
Stockholders' equity:
  Preferred stock, $1 par value; 30,000,000 shares authorized;
     Series B Junior Participating;
       800,000 shares authorized; none issued...................
     Series D Convertible Exchangeable;
       2,000,000 shares authorized; 694,497 shares issued;
       liquidation preference of $34,725........................         694          694
  Common stock, $.66 2/3 par value;
     80,000,000 shares authorized; 47,138,498 and
     46,986,313 shares issued...................................      31,426       31,325
  Capital in excess of par value................................     295,110      294,413
  Retained earnings (accumulated deficit).......................     (31,581)      39,507
  Common stock in treasury, 146,956 and 109,956 shares at cost..      (2,037)      (1,798)
                                                                    --------     --------
          Total stockholders' equity............................     293,612      364,141
                                                                    --------     --------
                                                                    $513,889     $618,056
                                                                    =========    =========

See accompanying notes.

--------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION

SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- (CONTINUED)
              CONDENSED STATEMENT OF OPERATIONS (PARENT COMPANY ONLY)
              YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
              (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                      1994         1993         1992
------------------------------------------------------------------------------------------------------
Revenues:
  Interest --
     Subsidiaries...............................................    $    403     $     65     $
     Other......................................................       1,635        1,845          508
  Loss on the sale/contribution of subsidiary debentures........                                (1,272)
  Other.........................................................       1,673        5,919        1,107
                                                                    --------     --------     --------
                                                                       3,711        7,829          343
Costs and expenses:
  General and administrative....................................       1,522        5,752        6,698
  Interest --
     Subsidiaries...............................................         242          298        1,219
     Other......................................................       9,436        9,328       13,962
                                                                    --------     --------     --------
                                                                      11,200       15,378       21,879
                                                                    --------     --------     --------
Loss from continuing operations before income taxes and
  equity in net income (loss) of subsidiaries related to
  continuing operations.........................................      (7,489)      (7,549)     (21,536)
Income tax benefit..............................................       8,488       22,996       15,520
Equity in net income (loss) of subsidiaries related to
  continuing operations.........................................      (2,902)      (3,428)       4,433
                                                                    --------     --------     --------
Income (loss) from continuing operations........................      (1,903)      12,019       (1,583)
Equity in income (loss) and gains from dispositions of
  subsidiaries related to discontinued operations, net..........     (46,091)     (21,830)       2,140
                                                                    --------     --------     --------
Income (loss) before extraordinary items and cumulative effect
  on prior years of change in accounting for income taxes.......     (47,994)      (9,811)         557
Extraordinary items:
  Equity in extraordinary items of subsidiaries.................     (20,395)      (8,490)
  Gain on extinguishment of debt................................                                   612
  Credit for utilization of tax loss carryforwards..............                                10,605
Cumulative effect on prior years of change in accounting for
  income taxes..................................................                   (6,535)
Equity in cumulative effect on prior years of change in
  accounting for income taxes of subsidiaries...................                  (21,662)
                                                                    --------     --------     --------
Net income (loss)...............................................    $(68,389)    $(46,498)    $ 11,774
                                                                    =========    =========    =========

See accompanying notes.

--------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION

SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- (CONTINUED)
              CONDENSED STATEMENT OF CASH FLOWS (PARENT COMPANY ONLY)
              YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
              (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                      1994         1993         1992
------------------------------------------------------------------------------------------------------
OPERATING:
  Income (loss) from continuing operations......................    $ (1,903)    $ 12,019     $ (1,583)
  Adjustments to reconcile to cash provided --
     Deferred income taxes......................................     (20,821)     (44,292)     (14,266)
     Equity in net (income) loss of subsidiaries related to
       continuing operations....................................       2,902        3,428       (4,433)
     Gain on repurchase of debt for sinking fund requirements...      (1,235)        (596)        (598)
     Cash dividends from subsidiaries...........................      12,845       24,200
     Change in operating assets and liabilities.................     (13,871)      31,214      (15,009)
     Other, net.................................................         296          637        4,062
                                                                    --------     --------     --------
          Cash provided by (used in) operating activities.......     (21,787)      26,610      (31,827)
INVESTING:
  Other, net....................................................           7         (200)       3,090
                                                                    --------     --------     --------
          Cash provided by (used in) investing activities.......           7         (200)       3,090
FINANCING:
  Debt transactions --
     Retirement of long-term debt...............................      (7,169)      (2,496)     (32,304)
     Repayments of advances to subsidiaries, net................      10,547        5,946        4,707
                                                                    --------     --------     --------
          Cash provided by (used in) debt transactions..........       3,378        3,450      (27,597)
  Equity transactions --
     Preferred stock dividends..................................      (2,778)
     Proceeds from issuance of common stock under stock purchase
       and option plans.........................................         755          590          699
     Purchases of common stock for treasury.....................        (239)
                                                                    --------     --------     --------
          Cash provided by (used in) financing activities.......       1,116        4,040      (26,898)
DISCONTINUED OPERATIONS:
     Proceeds from disposal.....................................                                51,243
     Dividends received from discontinued operations............                   15,000
     Other, net.................................................       1,204       (3,248)       3,207
                                                                    --------     --------     --------
          Cash provided by discontinued operations..............       1,204       11,752       54,450
                                                                    --------     --------     --------
Increase (decrease) in cash and equivalents.....................     (19,460)      42,202       (1,185)
Cash and equivalents, beginning of year.........................      43,516        1,314        2,499
                                                                    --------     --------     --------
Cash and equivalents, end of year...............................    $ 24,056     $ 43,516     $  1,314
                                                                    =========    =========    =========

See accompanying notes.

-------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION

SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- (CONTINUED)
              CONDENSED STATEMENT OF CASH FLOWS (PARENT COMPANY ONLY)
              YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
              (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                      1994         1993         1992
------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOWS INFORMATION:
  Cash payments for interest and income taxes for continuing operations were as follows --
       Interest paid............................................    $  9,568     $  2,422     $  9,878
       Income taxes paid (refunded).............................      17,597        3,351       (3,696)

  Operating, investing and financing activities exclude the
     following non-cash activities --
       Non-cash dividends from subsidiaries.....................    $  8,000     $            $122,000
       Receivables of a merged subsidiary.......................       6,540
       Receipt of promissory note in connection with sale of
          Bally's Grand, Inc. common stock to a subsidiary......                   22,533
       Acquisition of Bally's Grand, Inc. common stock in
          exchange for other equity securities..................                   18,838
       Issuance of common stock in satisfaction of preferred
          stock dividends, interest and other obligations.......                    4,190       34,710
       Stock option and benefit plan transactions...............                      500           98
       Securities exchanged for debt............................                                 5,491
       Exchange of exclusive gaming machines license
          for liability reduction...............................                                 3,500
       Discontinued operations --
          Capital contributions to Bally's Health & Tennis
             Corporation (forgiveness of indebtedness)..........      23,731       32,000
          Increase (decrease) in income taxes receivable from
             Bally's Health & Tennis Corporation................      (1,084)     (16,427)      58,911
          Sale of certain fitness-related assets to Bally's
             Health & Tennis Corporation........................                    8,525

--------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- (CONTINUED)
              NOTES TO CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) (ALL DOLLAR AMOUNTS IN THOUSANDS)

BASIS OF PRESENTATION

The accompanying condensed financial information of Bally Entertainment Corporation ("Bally") includes the accounts of Bally, and on an equity basis, the subsidiaries which it controls. The accompanying condensed financial information has been presented (after restatement of prior years' financial statements) to reflect Bally's Health & Tennis Corporation, a subsidiary which operates the nation's largest chain of fitness centers, as a discontinued operation because of Bally's plan to spin-off its fitness centers segment. Certain reclassifications have been made to prior years' condensed financial statements to conform with the 1994 presentation. The accompanying condensed financial information should be read in conjunction with the consolidated financial statements of Bally.

LONG-TERM DEBT

                                                              Long-term debt
                                                           ---------------------
                                                              1994         1993
--------------------------------------------------------------------------------

6% Convertible Subordinated Debentures due 1998........    $ 15,715     $ 18,969
10% Convertible Subordinated Debentures due 2006.......      80,000       85,000
                                                           --------     --------
Total long-term debt...................................      95,715      103,969
Current maturities of long-term debt...................      (6,920)      (7,587)
                                                           --------     --------
Long-term debt, less current maturities................    $ 88,795     $ 96,382
                                                           ========     ========

--------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION

SCHEDULE II-- VALUATION AND QUALIFYING ACCOUNTS
             YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
             (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                       Additions
                                                   ------------------
                                       Balance     Charged
                                         at          to        Charged
                                       beginning    costs        to                    Balance
                                         of          and       other                   at end
            Description                period      expenses    accounts   Deductions  of period
-----------------------------------------------------------------------------------------------
1994:
  Allowance for doubtful
     receivables...................    $ 7,872     $ 6,829     $   --     $ 2,505      $12,196
                                       ========    ========    ======     ========    =========

1993:
  Allowance for doubtful
     receivables...................    $10,935     $ 2,201     $  314     $ 5,578      $ 7,872
                                       ========    ========    ======     ========    =========

1992:
  Allowance for doubtful
     receivables...................    $19,007     $ 1,153     $   --     $ 9,225      $10,935
                                       ========    ========    ======     ========    =========

---------------

NOTES:

(1) Additions charged to accounts other than costs and expenses result from the acquisition of a business.

(2) Deductions include write-offs of uncollectible amounts, net of recoveries.