Form 10-K
period 1994-12-31
BALLY ENTERTAINMENT CORP
filed 1995-03-31
CIK 9435

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------
                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994       COMMISSION FILE NUMBER: 1-7244

                               ------------------
                        BALLY ENTERTAINMENT CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                NAME OF EACH EXCHANGE ON
           TITLE OF EACH CLASS                      WHICH REGISTERED
- - ------------------------------------------    ----------------------------
Common Stock, par value 66 2/3 cents          New York Stock Exchange
Preferred Stock Purchase Rights               New York Stock Exchange
6% Convertible Subordinated Debentures due    New York Stock Exchange
  1998
10% Convertible Subordinated Debentures       New York Stock Exchange
  due 2006

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

The aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant as of March 23, 1995 was approximately $368 million. As of March 23, 1995, 46,980,604 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive proxy statement which the registrant intends to file with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 1994 pursuant to Regulation 14A of the Securities Exchange Act of 1934 shall be deemed to be incorporated by reference in Part III of this Annual Report on Form 10-K from the date of filing such document.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

- - --------------------------------------------------------------------------------
PART I

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

- - --------------------------------------------------------------------------------

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

- - --------------------------------------------------------------------------------

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

- - --------------------------------------------------------------------------------

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

- - --------------------------------------------------------------------------------

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

- - --------------------------------------------------------------------------------

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

- - --------------------------------------------------------------------------------

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

- - --------------------------------------------------------------------------------

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

- - --------------------------------------------------------------------------------

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

- - --------------------------------------------------------------------------------

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

- - --------------------------------------------------------------------------------

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

- - --------------------------------------------------------------------------------

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

- - --------------------------------------------------------------------------------

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

- - --------------------------------------------------------------------------------

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

- - --------------------------------------------------------------------------------

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

- - --------------------------------------------------------------------------------

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

- - --------------------------------------------------------------------------------

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

- - --------------------------------------------------------------------------------
PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Bally Common Stock, par value 66 2/3 cents per share (the "Common Stock"), is traded on the New York Stock Exchange and Chicago Stock Exchange. The Company suspended cash dividend payments on the Common Stock beginning with the fourth quarter of 1990 and does not presently intend to pay any dividends on the Common Stock in the foreseeable future. The high and low quarterly sales prices on the New York Stock Exchange for the past two years are as follows:

                                                               FIRST     SECOND      THIRD     FOURTH
                                                              QUARTER    QUARTER    QUARTER    QUARTER
- - --------------------------------------------------------------------------------------------------------
1994:
  High.....................................................      $9 5/8     $7 5/8     $8 1/8     $7 5/8
  Low......................................................       6 3/4      6 3/8      6 1/2      5 1/4

1993:
  High.....................................................       8 1/8     12 3/4     10 3/4     10 3/8
  Low......................................................       6          6 3/8      8 1/8      8 3/8

The number of holders of record of the Common Stock at March 23, 1995 was 16,249.

For restrictions on the ability of Bally's subsidiaries to pay dividends, see Liquidity and Capital Resources in Item 7 of this Report.

ITEM 6.  SELECTED FINANCIAL DATA

                                                   1994        1993        1992        1991        1990
- - --------------------------------------------------------------------------------------------------------
                                  (In millions, except per share data)
Years ended December 31:
  Revenues....................................   $  942.3    $  628.2    $  556.0    $  544.5    $  564.8
  Equity in net loss of Bally's Grand, Inc.
     (pre-reorganization).....................                                                     (186.6)
  Income (loss) from continuing operations....       (1.9)       10.2          --       (33.4)     (248.6)
  Income (loss) from continuing operations per
     common and common equivalent share.......       (.10)        .16        (.06)      (1.07)      (9.03)
  Cash dividends per common share.............                                                       .225
At December 31:
  Total assets................................   $1,936.2    $1,991.6    $1,357.6    $1,389.8    $1,620.9
  Total debt..................................    1,266.2     1,186.3       731.2       795.4     1,076.4
  Minority interests..........................       37.4        42.4
  Stockholders' equity........................      293.6       364.1       410.2       364.7       332.5

- - ---------------

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

- - --------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

Revenues, operating income before depreciation, amortization and abandonment loss ("EBITDA") and operating income (loss) for the Company and each of its casino properties were as follows (in millions):

                                                                   1994         1993         1992
- - ---------------------------------------------------------------------------------------------------
Consolidated:
  Revenues.....................................................  $  942.3     $  628.2     $  556.0
  EBITDA (a)...................................................     217.5        159.1        135.1
  Operating income (d).........................................     125.1        107.9         86.5
Bally's Park Place:
  Revenues.....................................................  $  377.0     $  352.8     $  331.1
  EBITDA (a)...................................................     120.1        112.4         90.1
  Operating income.............................................      88.3         85.8         62.7
The Grand:
  Revenues.....................................................  $  249.5     $  239.8     $  223.7
  EBITDA (a)...................................................      43.0         40.6         49.0
  Operating income.............................................      23.7         21.7         30.6
Bally's Las Vegas (b):
  Revenues.....................................................  $  271.9     $   21.1
  EBITDA (a)...................................................      61.4          3.3
  Operating income.............................................      40.3          1.0
Bally's Mississippi (c):
  Revenues.....................................................  $   39.1     $    4.1
  EBITDA (a)...................................................       5.9          1.6
  Operating loss (d)...........................................     (13.9)        (1.7)

- - ---------------

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

- - --------------------------------------------------------------------------------

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

- - --------------------------------------------------------------------------------

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

- - --------------------------------------------------------------------------------

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

- - --------------------------------------------------------------------------------

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

- - --------------------------------------------------------------------------------

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

- - --------------------------------------------------------------------------------

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

- - --------------------------------------------------------------------------------

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

BALLY'S MISSISSIPPI. As described previously, Bally's Mississippi ceased operations on February 9, 1995 and entered into a venture agreement with Lady Luck under which Bally's Mississippi is expected to relocate its dockside casino from Mhoon Landing to Lady Luck's site in Robinsonville, Mississippi (which is presently

- - --------------------------------------------------------------------------------
the closest gaming site to Memphis) and contribute the dockside casino and related assets to the venture. Prior to the commencement of operations, the venture expects to develop the site to include a restaurant, an entertainment lounge, administrative facilities and additional parking, all of which are expected to cost approximately $10 million, the majority of which is expected to be funded by third-party financing. In the event third-party financing cannot be obtained, Bally's Mississippi and affiliates are committed to provide financing up to $5 million in the aggregate, and certain of these improvements may be staged or postponed.

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

- - --------------------------------------------------------------------------------

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


- - --------------------------------------------------------------------------------

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

ERNST & YOUNG LLP
Chicago, Illinois
February 15, 1995, except for the
"Discontinued operations" note, as to
which the date is March 17, 1995

- - --------------------------------------------------------------------------------

BALLY ENTERTAINMENT CORPORATION

CONSOLIDATED BALANCE SHEET

                                                                                December 31
                                                                        ----------------------------
                                                                           1994             1993
- - ----------------------------------------------------------------------------------------------------
                                                                                      (In thousands)

ASSETS

Current assets:
  Cash and equivalents................................................  $   178,427      $   192,078
  Marketable securities, at fair value................................        6,031
  Receivables, less allowances of $12,196 and $7,872..................       23,450           24,050
  Inventories.........................................................        8,113            7,511
  Deferred income taxes...............................................       16,299           22,053
  Other current assets................................................       16,373            6,769
                                                                        -----------      -----------
            Total current assets......................................      248,693          252,461
Property and equipment, at cost:
  Land................................................................      223,590          215,670
  Buildings, barge and improvements...................................    1,070,764        1,062,834
  Furniture, fixtures and equipment...................................      303,454          282,670
  Construction in progress............................................       34,299            7,990
                                                                        -----------      -----------
                                                                          1,632,107        1,569,164
  Accumulated depreciation............................................      445,239          392,028
                                                                        -----------      -----------
            Net property and equipment................................    1,186,868        1,177,136
Investment in and receivables from discontinued operations............      291,012          354,160
Intangible assets, at cost less accumulated amortization of $24,398
  and $20,208.........................................................      123,367          124,546
Other assets..........................................................       86,221           83,249
                                                                        -----------      -----------

                                                                        $ 1,936,161      $ 1,991,552
                                                                         ==========       ==========

See accompanying notes.

- - --------------------------------------------------------------------------------

                                                                                December 31
                                                                        ----------------------------
                                                                           1994             1993
- - ----------------------------------------------------------------------------------------------------
                                                                   (In thousands, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable....................................................  $    28,745      $    33,444
  Income taxes payable................................................       27,707           43,674
  Accrued liabilities.................................................      113,990          116,227
  Current maturities of long-term debt................................        7,200            7,631
                                                                        -----------      -----------
            Total current liabilities.................................      177,642          200,976
Long-term debt, less current maturities...............................    1,258,990        1,178,654
Deferred income taxes.................................................      152,851          191,888
Other liabilities.....................................................       15,656           13,509
Minority interests....................................................       37,410           42,384
Stockholders' equity:
  Preferred stock, $1 par value; 30,000,000 shares authorized;
     Series B Junior Participating;
       800,000 shares authorized; none issued.........................
     Series D Convertible Exchangeable;
       2,000,000 shares authorized; 694,497 shares issued;
       liquidation preference of $34,725..............................          694              694
  Common stock, $.66 2/3 par value;
     80,000,000 shares authorized; 47,138,498 and
     46,986,313 shares issued.........................................       31,426           31,325
  Capital in excess of par value......................................      295,110          294,413
  Retained earnings (accumulated deficit).............................      (31,581)          39,507
  Common stock in treasury, 146,956 and 109,956 shares at cost........       (2,037)          (1,798)
                                                                        -----------      -----------
            Total stockholders' equity................................      293,612          364,141
                                                                        -----------      -----------

                                                                        $ 1,936,161      $ 1,991,552
                                                                         ==========       ==========

- - --------------------------------------------------------------------------------

BALLY ENTERTAINMENT CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                            Years ended December 31
                                                                                      ----------------------------------
                                                                                    1994             1993             1992
- - ------------------------------------------------------------------------------------------------------------------------------
                                                                                         (In thousands, except per share data)
Revenues:
  Casino.......................................................................  $   722,903      $   530,250      $   477,557
  Rooms........................................................................       88,841           33,380           30,697
  Food and beverage............................................................       67,730           34,163           30,781
  Other........................................................................       62,781           30,412           16,961
                                                                                 -----------      -----------      -----------
                                                                                     942,255          628,205          555,996
Costs and expenses:
  Casino.......................................................................      358,195          253,879          223,951
  Rooms........................................................................       33,280           14,301           10,407
  Food and beverage............................................................       65,534           32,483           27,688
  Other operating expenses.....................................................      133,955           87,031           81,963
  Selling, general and administrative..........................................      122,921           80,148           76,859
  Gaming development costs, including amortization
    of pre-opening costs of $3,330 and $3,052..................................       14,200            4,342
  Depreciation and amortization................................................       75,964           48,075           48,603
  Abandonment loss.............................................................       13,100
                                                                                 -----------      -----------      -----------
                                                                                     817,149          520,259          469,471
                                                                                 -----------      -----------      -----------
Operating income...............................................................      125,106          107,946           86,525
Gain on sales of marketable securities.........................................       11,806
Interest expense...............................................................     (130,834)         (92,876)         (93,795)
                                                                                 -----------      -----------      -----------
Income (loss) from continuing operations
  before income taxes and minority interests...................................        6,078           15,070           (7,270)
Income tax benefit (provision).................................................       (3,000)          (5,335)           7,226
Minority interests.............................................................       (4,981)             484
                                                                                 -----------      -----------      -----------
Income (loss) from continuing operations.......................................       (1,903)          10,219              (44)
Discontinued operations:
  Loss from operations.........................................................      (46,091)         (26,245)          (6,105)
  Gain on sale.................................................................                         6,215            6,706
                                                                                 -----------      -----------      -----------
Income (loss) before extraordinary items and cumulative
  effect on prior years of change in accounting for
  income taxes.................................................................      (47,994)          (9,811)             557
Extraordinary items:
  Gain (loss) on extinguishment of debt........................................      (20,395)          (8,490)             612
  Credit for utilization of tax loss carryforwards.............................                                         10,605
Cumulative effect on prior years of change in accounting
  for income taxes.............................................................                       (28,197)
                                                                                 -----------      -----------      -----------
Net income (loss)..............................................................      (68,389)         (46,498)          11,774
Preferred stock dividend requirement...........................................       (2,778)          (2,778)          (2,778)
                                                                                 -----------      -----------      -----------
Net income (loss) applicable to common stock...................................  $   (71,167)     $   (49,276)     $     8,996
                                                                                  ==========       ==========       ==========
Per common and common equivalent share:
  Income (loss) from continuing operations.....................................  $      (.10)     $       .16      $      (.06)
  Discontinued operations --
    Loss from operations.......................................................         (.98)            (.56)            (.15)
    Gain on sale...............................................................                           .13              .16
  Extraordinary items --
    Gain (loss) on extinguishment of debt......................................         (.44)            (.18)             .01
    Credit for utilization of tax loss carryforwards...........................                                            .26
  Cumulative effect on prior years of change in
    accounting for income taxes................................................                          (.61)
                                                                                 -----------      -----------      -----------
  Net income (loss)............................................................  $     (1.52)     $     (1.06)     $       .22
                                                                                  ==========       ==========       ==========

See accompanying notes.

- - --------------------------------------------------------------------------------

BALLY ENTERTAINMENT CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                                    Retained
                                                                       Capital      earnings
                                           Series D                      in         (accumu-     Cumulative       Common
                                           preferred      Common      excess of      lated       translation     stock in
              DOLLAR AMOUNTS                 stock        stock       par value     deficit)     adjustments     treasury
- - ------------------------------------------------------------------------------------------------------------------------
                                           (In thousands, except per share data)
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
                                           =========     =========    =========     =========    ============    =========


                                                           Total
                                             Unearned      stock-
                                             compen-      holders'
              DOLLAR AMOUNTS                  sation       equity
- - ------------------------------------------------------------------
                             (In thousands, except per share data)
Balance at December 31, 1991...............  $  (326 )    $364,692
  Net income...............................                 11,774
  Issuance of common stock/treasury stock:
      In satisfaction of certain interest
        obligations........................                 27,592
      In satisfaction of preferred stock
        dividends -- $8.00 per share.......
      In exchange for debt.................                  5,491
      For acquisition of business..........                  4,614
      In settlement of litigation..........                  1,562
      Under stock option and other benefit
        plans..............................                  2,023
  Amortization of unearned compensation....      326           326
  Effect of disposal of discontinued
    operations.............................                 (7,922)
  Foreign currency translation
    adjustments............................                     75
                                             --------     --------
Balance at December 31, 1992...............       --       410,227
  Net loss.................................                (46,498)
  Issuance of common stock:
    In satisfaction of preferred stock
      dividends -- $4.00 per share.........
    In satisfaction of certain
      obligations..........................                  1,412
    Under stock option plans...............                  1,506
  Effect of disposal of discontinued
    operations.............................                 (2,506)
                                             --------     --------
Balance at December 31, 1993...............       --       364,141
  Net loss.................................                (68,389)
  Unrealized gain on available-for-sale
    marketable securities..................                     79
  Preferred stock dividends -- $4.00 per
    share..................................                 (2,778)
  Issuance of common stock under stock
    purchase and option plans..............                    798
  Purchases of common stock................                   (239)
                                             --------     --------
Balance at December 31, 1994...............  $    --      $293,612
                                             =========    =========

See accompanying notes.

                                                                                   Series D           Common stock
                                                                                   preferred     -----------------------
                                 SHARE AMOUNTS                                       stock        Issued       Treasury
- - ------------------------------------------------------------------------------------------------------------------------
                                                                                                          (In thousands)
Balance at December 31, 1991...................................................          694        37,531         1,083
  Issuance of common stock/treasury stock:
    In satisfaction of certain interest obligations............................                      5,809
    In satisfaction of preferred stock dividends...............................                      1,170
    In exchange for debt.......................................................                                     (953)
    For acquisition of business................................................                        971
    In settlement of litigation................................................                        250
    Under stock option and other benefit plans.................................                        365           (20)
                                                                                   ---------     ---------     ---------
Balance at December 31, 1992...................................................          694        46,096           110
  Issuance of common stock:
    In satisfaction of preferred stock dividends...............................                        332
    In satisfaction of certain obligations.....................................                        269
    Under stock option plans...................................................                        289
                                                                                   ---------     ---------     ---------
Balance at December 31, 1993...................................................          694        46,986           110
  Issuance of common stock under stock purchase and option plans...............                        152
  Purchases of common stock....................................................                                       37
                                                                                   ---------     ---------     ---------
Balance at December 31, 1994...................................................          694        47,138           147
                                                                                   =========     =========     =========

- - --------------------------------------------------------------------------------

BALLY ENTERTAINMENT CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                        Years ended December 31
                                                                 -------------------------------------
                                                                    1994          1993         1992
- - ------------------------------------------------------------------------------------------------------
                                                                                        (In thousands)
OPERATING:
  Income (loss) from continuing operations...................... $   (1,903)   $   10,219    $     (44)
  Adjustments to reconcile to cash provided --
     Depreciation and amortization (including
       pre-opening costs).......................................     79,294        51,127       48,603
     Interest accretion on discount notes and other amortization
       included in interest expense.............................     19,867        10,110        1,613
     Abandonment loss...........................................     13,100
     Deferred income taxes......................................    (21,758)      (27,061)       4,534
     Gain on sales of marketable securities.....................    (11,806)
     Provision for doubtful receivables.........................      6,829         2,201        1,153
     Minority interests.........................................      4,981          (484)
     Change in operating assets and liabilities.................    (26,170)        5,358      (40,548)
     Other, net.................................................        373        (1,816)        (639)
                                                                 ----------    ----------    ---------
          Cash provided by continuing operating activities......     62,807        49,654       14,672
INVESTING:
  Purchases of property and equipment...........................    (95,858)      (70,895)     (17,641)
  Increase (decrease) in construction-related liabilities.......     (1,015)        8,558
  Acquisitions of Bally's Grand, Inc. common stock, net of cash
     acquired upon consolidation................................    (14,256)       30,688
  Purchases of marketable securities............................    (16,352)
  Net proceeds from sales of marketable securities..............     27,168
  Other, net....................................................     (2,476)      (24,351)      (6,315)
                                                                 ----------    ----------    ---------
          Cash used in investing activities.....................   (102,789)      (56,000)     (23,956)
FINANCING:
  Debt transactions --
     Proceeds from the issuance of long-term debt...............    425,000       720,181
     Proceeds from construction loan and sale-leaseback
       transactions.............................................      9,944
     Net repayments under revolving credit agreements...........     (2,000)       (1,000)     (44,653)
     Repayments of long-term debt...............................   (389,422)     (536,440)     (13,995)
     Debt issuance costs........................................    (16,133)      (26,659)        (375)
                                                                 ----------    ----------    ---------
          Cash provided by (used in) debt transactions..........     27,389       156,082      (59,023)
  Equity transactions --
     Preferred stock dividends..................................     (2,778)
     Proceeds from issuance of common stock under stock purchase
       and option plans.........................................        755           590          699
     Purchases of common stock for treasury.....................       (239)
                                                                 ----------    ----------    ---------
          Cash provided by (used in) financing activities.......     25,127       156,672      (58,324)
DISCONTINUED OPERATIONS:
  Proceeds from disposal........................................                                58,743
  Dividends received from discontinued operations...............                   15,000
  Other, net....................................................      1,204           799        8,321
                                                                 ----------    ----------    ---------
          Cash provided by discontinued operations..............      1,204        15,799       67,064
                                                                 ----------    ----------    ---------
Increase (decrease) in cash and equivalents.....................    (13,651)      166,125         (544)
Cash and equivalents, beginning of year.........................    192,078        25,953       26,497
                                                                 ----------    ----------    ---------
Cash and equivalents, end of year............................... $  178,427    $  192,078    $  25,953
                                                                 ==========    ==========    =========

See accompanying notes.

- - --------------------------------------------------------------------------------


                                                                       Years ended December 31
                                                                --------------------------------------
                                                                   1994          1993          1992
- - ------------------------------------------------------------------------------------------------------
                                                                                        (In thousands)
SUPPLEMENTAL CASH FLOWS INFORMATION:
  Changes in operating assets and liabilities, net of effects from acquisitions and dispositions, were as follows --
       Increase in receivables...............................   $   (6,048)   $   (3,252)   $   (1,078)
       (Increase) decrease in inventories, other current
          assets and other assets............................       (9,931)       12,033        (1,008)
       Decrease in accounts payable and accrued
          liabilities........................................       (8,309)       (1,731)       (7,609)
       Increase (decrease) in income taxes payable...........       (1,730)       13,791       (27,584)
       Decrease in other long-term liabilities...............         (152)      (15,483)       (3,269)
                                                                ----------    ----------    ----------
                                                                $  (26,170)   $    5,358    $  (40,548)
                                                                ==========    ==========    ==========
  Cash was invested in acquisitions of Bally's Grand, Inc.
     common stock as follows --
       Fair value of assets acquired (including goodwill of
          $19,354)...........................................   $             $ (475,299)   $
       Liabilities assumed (including long-term debt of
          $259,950)..........................................                    390,305
       Minority interests....................................      (17,080)       43,280
       Unsettled purchases...................................        2,824
       Cash and equivalents acquired upon consolidation......                     72,402
                                                                ----------    ----------    ----------
                                                                $  (14,256)   $   30,688    $       --
                                                                ==========    ==========    ==========
  Cash payments for interest and income taxes for continuing operations were as follows --
       Interest paid.........................................   $  115,551    $   79,347    $   88,957
       Interest capitalized..................................       (2,067)         (422)          (74)
       Income taxes paid (refunded)..........................       26,485        18,639       (14,929)
  Investing and financing activities exclude the following
     non-cash activities --
       Purchases of marketable securities on margin..........   $   21,620    $             $
       Sales of marketable securities on margin..............       16,764
       Acquisition of Bally's Grand, Inc. common stock in
          exchange for other equity securities...............       10,161        18,838
       Reduction of intangible assets resulting from the
          settlement of a pre-acquisition contingency........        3,998
       Issuance of common stock in satisfaction of preferred
          stock dividends, interest and other obligations....                      4,190        34,710
       Issuance of common stock for acquisition of
          business...........................................                                    4,614
       Securities exchanged for debt.........................                                    5,491
       Exchange of exclusive gaming machines license for
          liability reduction................................                                    3,500
       Discontinued operations --
          Capital contributions to Bally's Health & Tennis
             Corporation (principally forgiveness of
             indebtedness)...................................       31,400        32,000         1,675
          Increase (decrease) in income taxes receivable from
             Bally's Health & Tennis Corporation.............       (1,084)      (16,427)       58,911
          Sale of certain fitness-related assets to Bally's
             Health & Tennis Corporation.....................                     27,621

- - --------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

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

- - --------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

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
                       1994        1993         1992
- - ------------------------------------------------------
Rooms.............    $15,601     $10,010     $  9,576
Food and
  beverages.......     53,356      40,541       33,527
Other.............      6,958       5,577        4,012
                      -------     -------     --------
                      $75,915     $56,128     $ 47,115
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

In 1992, the Company utilized tax loss carryforwards to offset taxable income principally arising from the sale of Bally Gaming International, Inc. ("Gaming") common stock in July 1992 and the related tax benefit of $10,605 has been reflected as an extraordinary credit. See "Discontinued operations." Also in 1992, the

- - --------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

Company purchased $11,471 principal amount of public debt securities not related to sinking fund requirements for 952,697 shares of Bally Common Stock, par value 66 2/3 cents per share ("Common Stock") and $7,900 in cash, which resulted in an extraordinary gain of $612, net of income taxes of $329.

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

- - --------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

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

                                1993           1992
- - ------------------------------------------------------
Revenues.................    $  867,952     $  803,829
Operating income.........       143,048        117,641
Income (loss) from
  continuing operations..        11,571           (233)
Net income (loss)........       (46,707)        11,585
Per common and common
  equivalent share:
     Income (loss) from
       continuing
       operations........    $      .19     $     (.07)
     Net income (loss)...         (1.06)           .21

ACCRUED LIABILITIES

                                   1994           1993
- - ------------------------------------------------------
Payroll and benefit-
  related liabilities....    $   40,213     $   38,721
Interest.................        29,179         40,299
Other....................        44,598         37,207
                             ----------     ----------
                             $  113,990     $  116,227
                             ==========     ==========

LONG-TERM DEBT

The carrying amounts of the Company's long-term debt at December 31, 1994 and 1993 are as follows:

                                      1994           1993
- - ---------------------------------------------------------
Bally:
  6% Convertible Subordinated
    Debentures due 1998........    $   15,715     $   18,969
  10% Convertible Subordinated
    Debentures due 2006........        80,000         85,000
Bally's Casino Holdings, Inc.:
  Senior Discount Notes due
    1998.......................       149,281        139,418
Bally's Park Place:
  9 1/4% First Mortgage Notes
    due 2004...................       425,000
  11 7/8% First Mortgage Notes
    due 1999...................                      350,000
  Revolving credit agreement...                        2,000
GNAC, CORP.:
  10 5/8% First Mortgage Notes
    due 2003 (less unamortized
    discount of $1,824 and
    $1,873)....................       273,176        273,127
Bally's Grand, Inc.:
  10 3/8% First Mortgage Notes
    due 2003...................       315,000        315,000
Bally's Casino Lakeshore
  Resort:
    Construction loan..........         4,358
Other secured and unsecured
  obligations..................         3,660          2,771
                                   ----------     ----------
Total long-term debt...........     1,266,190      1,186,285
Current maturities of long-term
  debt.........................        (7,200)        (7,631)
                                   ----------     ----------
Long-term debt, less current
  maturities...................    $1,258,990     $1,178,654
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

- - --------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

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

- - --------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

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

- - --------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

restrict the amount of additional indebtedness that can be incurred.

Except for Bally's New Orleans' construction loan, Bally has not guaranteed the payment of principal or interest under the publicly traded debt securities and credit agreements of its subsidiaries.

Annual maturities

Aggregate annual maturities of long-term debt for the five years after December
31, 1994 are as follows:

                     1995      1996      1997       1998       1999
- - ----------------------------------------------------------------------
Bally.............. $ 6,920   $ 7,587   $ 7,587   $ 13,621   $  5,000
Casino Holdings....                                212,600
Other..............     280       304       535         53         55
                    -------   -------   -------   --------   --------
                    $ 7,200   $ 7,891   $ 8,122   $226,274   $  5,055
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

INCOME TAXES

The income tax provision (benefit) applicable to income (loss) from continuing operations before income taxes and minority interests consists of the following:

                    1994         1993         1992
- - ----------------------------------------------------
Current:
  Federal........ $ 20,426     $ 28,536     $(12,365)
  State..........    4,332        3,860          605
                  --------     --------     --------
                    24,758       32,396      (11,760)
Deferred:
  Federal........  (22,879)     (27,716)       3,494
  State..........    1,121          655        1,040
                  --------     --------     --------
                   (21,758)     (27,061)       4,534
                  --------     --------     --------
                  $  3,000     $  5,335     $ (7,226)
                  =========    =========    =========

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1994 and 1993, along with their classification, are as follows:

                                   1994                     1993
                          ----------------------   ----------------------
                           Assets    Liabilities    Assets    Liabilities
- - -------------------------------------------------------------------------
Expenses which are not
 currently deductible for
 tax purposes:
   Bad debts............. $  7,442    $            $  7,545    $
   Other.................   35,088                   51,902
Depreciation and
 capitalized costs.......                169,314                  179,928
Basis difference of
 investments.............                 27,067                   24,154
Federal and state
 carryforwards...........  119,178                  115,735
Other, net...............                 31,440                   62,953
                          --------    ----------   --------    ----------
                           161,708    $  227,821    175,182    $  267,035
                                      ==========               ==========
Valuation allowance......  (70,439)                 (77,982)
                          --------                 --------
                          $ 91,269                 $ 97,200
                          ========                 ========
Current.................. $ 16,760    $      461   $ 23,575    $    1,522
Long-term................   74,509       227,360     73,625       265,513
                          --------    ----------   --------    ----------
                          $ 91,269    $  227,821   $ 97,200    $  267,035
                          ========    ==========   ========    ==========

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

- - --------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

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

- - --------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

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

- - --------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

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

- - --------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

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

- - --------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

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

The Company's investment in and receivables from discontinued operations at December 31, 1994 and 1993 consists of:

                                    1994         1993
- - -------------------------------------------------------
Investment in fitness centers
  segment........................ $229,438     $258,898
Income taxes receivable from
  fitness centers segment........   52,990       85,474
Other receivables from fitness
  centers segment................    8,584        9,788
                                  --------     --------
                                  $291,012     $354,160
                                  =========    =========

Summarized financial information of the fitness centers segment is as follows:
                                       December 31
                                  ---------------------
                                    1994         1993
- - -------------------------------------------------------
Financial position:
Current assets................... $186,491     $208,282
Property and equipment, net......  381,973      415,002
Total assets.....................  841,384      924,555
Current liabilities..............  240,256      213,498
Long-term debt, less current
  maturities.....................  289,711      305,735
Total liabilities................  611,946      665,657
Total equity.....................  229,438      258,898

                               Years ended December 31
                          ----------------------------------
                            1994         1993         1992
 ---------------------------------------------------------
Results of operations:
Revenues................  $661,505     $694,752     $742,884
Operating income
  (loss)................   (36,327)       3,391       25,969
Loss before
 extraordinary item and
 cumulative effect on
 prior years of change
 in accounting for
 income taxes...........   (46,091)     (26,245)      (8,984)
Extraordinary loss on
 extinguishment of
 debt...................                 (5,999)
Cumulative effect on
 prior years of change
 in accounting for
 income taxes...........                 20,711
Net loss................   (46,091)     (11,533)      (8,984)

- - --------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

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

- - --------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
SUPPLEMENTARY DATA

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

- - ---------------

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



- - --------------------------------------------------------------------------------

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


- - --------------------------------------------------------------------------------

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

- - --------------------------------------------------------------------------------

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

- - --------------------------------------------------------------------------------

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

- - --------------------------------------------------------------------------------

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

- - --------------------------------------------------------------------------------

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

- - ---------------
* Incorporated herein by reference as indicated.


- - --------------------------------------------------------------------------------

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

Dated: March 29, 1995                          /s/ J. KENNETH LOOLOIAN
                                               ----------------------
                                                   J. Kenneth Looloian
                                                   Director

Dated: March 29, 1995                          /s/ ROCCO J. MARANO
                                               ----------------------
                                                   Rocco J. Marano
                                                   Director

Dated: March 29, 1995                          /s/ PATRICK L. O'MALLEY
                                               ----------------------
                                                   Patrick L. O'Malley
                                                   Director

Dated: March 29, 1995                          /s/ JAMES M. ROCHFORD
                                               ----------------------
                                                   James M. Rochford
                                                   Director

- - -----------------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION

SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              CONDENSED BALANCE SHEET (PARENT COMPANY ONLY)
              DECEMBER 31, 1994 AND 1993
              (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      1994         1993
- - -----------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and equivalents..........................................    $ 24,056     $ 43,516
  Note receivable from a subsidiary.............................       6,722       12,563
  Receivables --
     Subsidiaries...............................................       1,763          832
     Other......................................................          88          116
  Income taxes refundable.......................................      20,277
  Other current assets..........................................         570          657
                                                                    --------     --------
          Total current assets..................................      53,476       57,684
Investments in subsidiaries related to continuing operations....     161,699      204,687
Investment in and receivables from discontinued operations......     291,012      347,620
Other assets....................................................       7,702        8,065
                                                                    --------     --------
                                                                    $513,889     $618,056
                                                                    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to a subsidiary.................................    $  2,771     $  2,324
  Accounts payable..............................................         237          363
  Income taxes payable..........................................      32,678       43,765
  Deferred income taxes.........................................                   12,192
  Deferred revenues.............................................                    2,061
  Accrued liabilities...........................................      16,674       24,107
  Current maturities of long-term debt..........................       6,920        7,587
                                                                    --------     --------
          Total current liabilities.............................      59,280       92,399
Long-term debt, less current maturities.........................      88,795       96,382
Long-term payables to subsidiaries..............................      38,654       39,363
Deferred income taxes...........................................      32,915        5,623
Other liabilities...............................................         633       20,148
Stockholders' equity:
  Preferred stock, $1 par value; 30,000,000 shares authorized;
     Series B Junior Participating;
       800,000 shares authorized; none issued...................
     Series D Convertible Exchangeable;
       2,000,000 shares authorized; 694,497 shares issued;
       liquidation preference of $34,725........................         694          694
  Common stock, $.66 2/3 par value;
     80,000,000 shares authorized; 47,138,498 and
     46,986,313 shares issued...................................      31,426       31,325
  Capital in excess of par value................................     295,110      294,413
  Retained earnings (accumulated deficit).......................     (31,581)      39,507
  Common stock in treasury, 146,956 and 109,956 shares at cost..      (2,037)      (1,798)
                                                                    --------     --------
          Total stockholders' equity............................     293,612      364,141
                                                                    --------     --------
                                                                    $513,889     $618,056
                                                                    =========    =========

See accompanying notes.

- - --------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION

SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- (CONTINUED)
              CONDENSED STATEMENT OF OPERATIONS (PARENT COMPANY ONLY)
              YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
              (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                      1994         1993         1992
- - ------------------------------------------------------------------------------------------------------
Revenues:
  Interest --
     Subsidiaries...............................................    $    403     $     65     $
     Other......................................................       1,635        1,845          508
  Loss on the sale/contribution of subsidiary debentures........                                (1,272)
  Other.........................................................       1,673        5,919        1,107
                                                                    --------     --------     --------
                                                                       3,711        7,829          343
Costs and expenses:
  General and administrative....................................       1,522        5,752        6,698
  Interest --
     Subsidiaries...............................................         242          298        1,219
     Other......................................................       9,436        9,328       13,962
                                                                    --------     --------     --------
                                                                      11,200       15,378       21,879
                                                                    --------     --------     --------
Loss from continuing operations before income taxes and
  equity in net income (loss) of subsidiaries related to
  continuing operations.........................................      (7,489)      (7,549)     (21,536)
Income tax benefit..............................................       8,488       22,996       15,520
Equity in net income (loss) of subsidiaries related to
  continuing operations.........................................      (2,902)      (3,428)       4,433
                                                                    --------     --------     --------
Income (loss) from continuing operations........................      (1,903)      12,019       (1,583)
Equity in income (loss) and gains from dispositions of
  subsidiaries related to discontinued operations, net..........     (46,091)     (21,830)       2,140
                                                                    --------     --------     --------
Income (loss) before extraordinary items and cumulative effect
  on prior years of change in accounting for income taxes.......     (47,994)      (9,811)         557
Extraordinary items:
  Equity in extraordinary items of subsidiaries.................     (20,395)      (8,490)
  Gain on extinguishment of debt................................                                   612
  Credit for utilization of tax loss carryforwards..............                                10,605
Cumulative effect on prior years of change in accounting for
  income taxes..................................................                   (6,535)
Equity in cumulative effect on prior years of change in
  accounting for income taxes of subsidiaries...................                  (21,662)
                                                                    --------     --------     --------
Net income (loss)...............................................    $(68,389)    $(46,498)    $ 11,774
                                                                    =========    =========    =========

See accompanying notes.


- - --------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION

SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- (CONTINUED)
              CONDENSED STATEMENT OF CASH FLOWS (PARENT COMPANY ONLY)
              YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
              (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                      1994         1993         1992
- - ------------------------------------------------------------------------------------------------------
OPERATING:
  Income (loss) from continuing operations......................    $ (1,903)    $ 12,019     $ (1,583)
  Adjustments to reconcile to cash provided --
     Deferred income taxes......................................     (20,821)     (44,292)     (14,266)
     Equity in net (income) loss of subsidiaries related to
       continuing operations....................................       2,902        3,428       (4,433)
     Gain on repurchase of debt for sinking fund requirements...      (1,235)        (596)        (598)
     Cash dividends from subsidiaries...........................      12,845       24,200
     Change in operating assets and liabilities.................     (13,871)      31,214      (15,009)
     Other, net.................................................         296          637        4,062
                                                                    --------     --------     --------
          Cash provided by (used in) operating activities.......     (21,787)      26,610      (31,827)
INVESTING:
  Other, net....................................................           7         (200)       3,090
                                                                    --------     --------     --------
          Cash provided by (used in) investing activities.......           7         (200)       3,090
FINANCING:
  Debt transactions --
     Retirement of long-term debt...............................      (7,169)      (2,496)     (32,304)
     Repayments of advances to subsidiaries, net................      10,547        5,946        4,707
                                                                    --------     --------     --------
          Cash provided by (used in) debt transactions..........       3,378        3,450      (27,597)
  Equity transactions --
     Preferred stock dividends..................................      (2,778)
     Proceeds from issuance of common stock under stock purchase
       and option plans.........................................         755          590          699
     Purchases of common stock for treasury.....................        (239)
                                                                    --------     --------     --------
          Cash provided by (used in) financing activities.......       1,116        4,040      (26,898)
DISCONTINUED OPERATIONS:
     Proceeds from disposal.....................................                                51,243
     Dividends received from discontinued operations............                   15,000
     Other, net.................................................       1,204       (3,248)       3,207
                                                                    --------     --------     --------
          Cash provided by discontinued operations..............       1,204       11,752       54,450
                                                                    --------     --------     --------
Increase (decrease) in cash and equivalents.....................     (19,460)      42,202       (1,185)
Cash and equivalents, beginning of year.........................      43,516        1,314        2,499
                                                                    --------     --------     --------
Cash and equivalents, end of year...............................    $ 24,056     $ 43,516     $  1,314
                                                                    =========    =========    =========

See accompanying notes.

- - -------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION

SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- (CONTINUED)
              CONDENSED STATEMENT OF CASH FLOWS (PARENT COMPANY ONLY)
              YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
              (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                      1994         1993         1992
- - ------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOWS INFORMATION:
  Cash payments for interest and income taxes for continuing operations were as follows --
       Interest paid............................................    $  9,568     $  2,422     $  9,878
       Income taxes paid (refunded).............................      17,597        3,351       (3,696)

  Operating, investing and financing activities exclude the
     following non-cash activities --
       Non-cash dividends from subsidiaries.....................    $  8,000     $            $122,000
       Receivables of a merged subsidiary.......................       6,540
       Receipt of promissory note in connection with sale of
          Bally's Grand, Inc. common stock to a subsidiary......                   22,533
       Acquisition of Bally's Grand, Inc. common stock in
          exchange for other equity securities..................                   18,838
       Issuance of common stock in satisfaction of preferred
          stock dividends, interest and other obligations.......                    4,190       34,710
       Stock option and benefit plan transactions...............                      500           98
       Securities exchanged for debt............................                                 5,491
       Exchange of exclusive gaming machines license
          for liability reduction...............................                                 3,500
       Discontinued operations --
          Capital contributions to Bally's Health & Tennis
             Corporation (forgiveness of indebtedness)..........      23,731       32,000
          Increase (decrease) in income taxes receivable from
             Bally's Health & Tennis Corporation................      (1,084)     (16,427)      58,911
          Sale of certain fitness-related assets to Bally's
             Health & Tennis Corporation........................                    8,525

- - --------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- (CONTINUED)
              NOTES TO CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)
              (ALL DOLLAR AMOUNTS IN THOUSANDS)

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

LONG-TERM DEBT

                                                              Long-term debt
                                                           ---------------------
                                                              1994         1993
- - --------------------------------------------------------------------------------

6% Convertible Subordinated Debentures due 1998........    $ 15,715     $ 18,969
10% Convertible Subordinated Debentures due 2006.......      80,000       85,000
                                                           --------     --------
Total long-term debt...................................      95,715      103,969
Current maturities of long-term debt...................      (6,920)      (7,587)
                                                           --------     --------
Long-term debt, less current maturities................    $ 88,795     $ 96,382
                                                           ========     ========


- - --------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION

SCHEDULE II-- VALUATION AND QUALIFYING ACCOUNTS
              YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
              (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                       Additions
                                                   ------------------
                                       Balance     Charged
                                         at          to        Charged
                                       beginning    costs        to                    Balance
                                         of          and       other                   at end
            Description                period      expenses    accounts   Deductions  of period
- - -----------------------------------------------------------------------------------------------
1994:
  Allowance for doubtful
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

- - ---------------

NOTES:

(1) Additions charged to accounts other than costs and expenses result from the acquisition of a business.

(2) Deductions include write-offs of uncollectible amounts, net of recoveries.
