Form 10-Q
period 1995-03-31
BALLY ENTERTAINMENT CORP
filed 1995-05-15
CIK 9435

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 for the period ended March 31, 1995


                                      or


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

Yes:   X       No:


As of May 1, 1995, 47,024,656 shares of the registrant's common stock were outstanding.

                       BALLY ENTERTAINMENT CORPORATION

                                    INDEX

                                                                  Page
                                                                Number
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial statements:

     Condensed consolidated balance sheet (unaudited)
          March 31, 1995 and December 31, 1994 . . . . . . . .       1

     Condensed consolidated statement of operations
        (unaudited)
          Three months ended March 31, 1995 and 1994 . . . . .       2

     Condensed consolidated statement of stockholders'
        equity (unaudited)
          Three months ended March 31, 1995. . . . . . . . . .       3

     Condensed consolidated statement of cash flows
        (unaudited)
          Three months ended March 31, 1995 and 1994 . . . . .   4 - 5

     Notes to condensed consolidated financial statements
        (unaudited). . . . . . . . . . . . . . . . . . . . . .   6 - 9

   Item 2.  Management's discussion and analysis of
     financial condition and results of operations . . . . . . 10 - 18


PART II.  OTHER INFORMATION


     Item 6.  Exhibits and reports on Form 8-K . . . . . . . .      19


SIGNATURE PAGE . . . . . . . . . . . . . . . . . . . . . . . .      20

Bally Entertainment Corporation
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
                                                March 31   December 31
                                                    1995          1994
- ----------------------------------------------------------------------
                                                        (In thousands)

                   ASSETS
Current assets:
  Cash and equivalents . . . . . . . . . . . $   157,257    $  178,427
  Marketable securities, at fair value . . .       3,553         6,031
  Receivables, less allowances of $13,368
    and $12,196. . . . . . . . . . . . . . .      23,336        23,450
  Inventories. . . . . . . . . . . . . . . .       8,036         8,113
  Deferred income taxes. . . . . . . . . . .      15,151        16,299
  Other current assets . . . . . . . . . . .       7,855        16,373
                                              ----------    ----------
    Total current assets . . . . . . . . . .     215,188       248,693

Property and equipment, less accumulated
  depreciation of $460,254 and $445,239. . .   1,203,560     1,186,868
Investment in and receivables from
  discontinued operations. . . . . . . . . .     290,796       291,012
Intangible assets, less accumulated
  amortization of $25,503 and $24,398. . . .     124,515       123,367
Other assets . . . . . . . . . . . . . . . .      86,519        86,221
                                              ----------    ----------
                                              $1,920,578    $1,936,161
                                              ==========    ==========


     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note and accounts payable. . . . . . . . .  $   20,371    $   28,745
  Income taxes payable . . . . . . . . . . .      28,000        27,707
  Accrued liabilities. . . . . . . . . . . .     112,813       113,990
  Current maturities of long-term debt . . .       7,205         7,200
                                              ----------    ----------
    Total current liabilities. . . . . . . .     168,389       177,642

Long-term debt, less current maturities. . .   1,265,790     1,258,990
Deferred income taxes. . . . . . . . . . . .     150,489       152,851
Other liabilities. . . . . . . . . . . . . .      13,104        15,656

Minority interests . . . . . . . . . . . . .      25,243        37,410

Stockholders' equity . . . . . . . . . . . .     297,563       293,612
                                              ----------    ----------
                                              $1,920,578    $1,936,161
                                              ==========    ==========








See accompanying notes.

Bally Entertainment Corporation
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
                                                   Three months ended
                                                             March 31
                                              -----------------------
                                                   1995          1994
- ---------------------------------------------------------------------
                                (In thousands, except per share data)

Revenues . . . . . . . . . . . . . . . . . .  $ 228,298    $  212,289

Costs and expenses:
  Cost of operations . . . . . . . . . . . .    143,039       140,356
  Selling, general and administrative. . . .     27,142        30,913
  Gaming development costs, including
    amortization of pre-opening costs of
    $3,330 in 1994 . . . . . . . . . . . . .        443         3,774
  Depreciation and amortization. . . . . . .     17,296        18,071
                                             ----------    ----------
                                                187,920       193,114
                                             ----------    ----------
Operating income . . . . . . . . . . . . . .     40,378        19,175
Gain on sales of marketable securities . . .        103
Interest expense . . . . . . . . . . . . . .    (32,252)      (33,240)
                                             ----------    ----------
Income (loss) from continuing operations
  before income taxes and minority
  interests. . . . . . . . . . . . . . . . .      8,229       (14,065)
Income tax benefit (provision) . . . . . . .     (3,100)        5,600
Minority interests . . . . . . . . . . . . .       (955)       (1,179)
                                             ----------    ----------
Income (loss) from continuing operations . .      4,174        (9,644)
Income from discontinued operations. . . . .                    5,007
                                             ----------    ----------
Income (loss) before extraordinary item. . .      4,174        (4,637)
Extraordinary gain (loss)on
  extinguishment of debt . . . . . . . . . .        326       (20,735)
                                             ----------    ----------
Net income (loss). . . . . . . . . . . . . .      4,500       (25,372)
Preferred stock dividend requirement . . . .       (694)         (694)
                                             ----------    ----------
Net income (loss) applicable to
  common stock . . . . . . . . . . . . . . . $    3,806    $  (26,066)
                                             ==========    ==========

Per common and common equivalent share:
  Income (loss) from continuing operations.. $      .07    $     (.23)
  Income from discontinued operations. . . .                      .11
  Extraordinary gain (loss) on
    extinguishment of debt . . . . . . . . .        .01          (.44)
                                             ----------    ----------
  Net income (loss). . . . . . . . . . . . . $      .08    $     (.56)
                                             ==========    ==========





See accompanying notes.

Bally Entertainment Corporation
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)

                                                                                           Total
                         Series D               Capital in                     Common     stock-
                        preferred     Common     excess of    Accumulated    stock in   holders'
Dollar amounts              stock      stock     par value        deficit    treasury     equity
- -------------------------------------------------------------------------------------------------
                                                           (In thousands, except per share data)

Balance at
 December 31, 1994 . . . $    694   $ 31,426      $295,110      $ (31,581)   $ (2,037)  $293,612
  Net income . . . . . .                                            4,500                  4,500
  Preferred stock
   dividend --
    $1.00 per share. . .                                             (694)                  (694)
  Change in unrealized
   gain on available-for-
   sale securities . . .                                               25                     25
  Exercise of stock
   options . . . . . . .                  13           107                                   120
                         --------   --------      --------       --------    --------   --------
Balance at
 March 31, 1995. . . . . $    694   $ 31,439      $295,217       $(27,750)   $ (2,037)  $297,563
                         ========   ========      ========       ========    ========   ========


                                                          Series D                  Common stock
                                                         preferred        ----------------------
Share amounts                                                stock             Issued   Treasury
- -------------------------------------------------------------------------------------------------
                                                                                  (In thousands)

Balance at December 31, 1994 . . . . . . . . . . . . . .       694             47,138        147
  Exercise of stock options. . . . . . . . . . . . . . .                           20
                                                          --------           --------   --------
Balance at March 31, 1995. . . . . . . . . . . . . . . .       694             47,158        147
                                                          ========           ========   ========




See accompanying notes.

Bally Entertainment Corporation
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
                                                   Three months ended
                                                             March 31
                                              -----------------------
                                                   1995          1994
- ---------------------------------------------------------------------
                                                       (In thousands)
OPERATING:
 Income (loss) from continuing operations. .  $   4,174    $   (9,644)
 Adjustments to reconcile to cash
  provided (used)--
   Depreciation and amortization
     (including pre-opening costs) . . . . .     17,296        21,401
   Interest accretion on discount notes
     and other amortization included in
     interest expense. . . . . . . . . . . .      5,007         4,680
   Deferred income taxes . . . . . . . . . .     (1,212)      (31,303)
   Provision for doubtful receivables. . . .      1,524           982
   Change in operating assets and liabilities    (3,464)          761
   Other, net. . . . . . . . . . . . . . . .        566         1,091
                                             ----------    ----------
     Cash provided by (used in) operating
       activities. . . . . . . . . . . . . .     23,891       (12,032)
INVESTING:
 Purchases of property and equipment . . . .    (32,032)      (13,897)
 Decrease in construction-related liabilities    (1,364)       (8,406)
 Acquisitions of Bally's Grand, Inc.
  common stock . . . . . . . . . . . . . . .    (11,305)       (4,019)
 Purchases of marketable securities. . . . .     (3,353)
 Net proceeds from sales of marketable
  securities . . . . . . . . . . . . . . . .      2,434
 Other, net. . . . . . . . . . . . . . . . .     (2,729)         (949)
                                             ----------    ----------
     Cash used in investing activities . . .    (48,349)      (27,271)
FINANCING:
 Debt transactions --
  Proceeds from issuance of long-term debt .                  425,000
  Proceeds from construction loan. . . . . .     10,184
  Net borrowing under credit agreements. . .                    4,000
  Repayments of long-term debt . . . . . . .     (6,517)     (378,319)
  Debt issuance costs. . . . . . . . . . . .                  (14,750)
 Equity transactions --
  Preferred stock dividends. . . . . . . . .       (694)         (694)
  Proceeds from exercise of stock options. .         99            77
                                             ----------    ----------
     Cash provided by financing activities .      3,072        35,314
DISCONTINUED OPERATIONS:
     Cash provided by (used in)
       discontinued operations . . . . . . .        216          (420)
                                             ----------    ----------
Decrease in cash and equivalents . . . . . .    (21,170)       (4,409)
Cash and equivalents, beginning of period. .    178,427       192,078
                                             ----------    ----------
Cash and equivalents, end of period. . . . . $  157,257    $  187,669
                                             ==========    ==========


                                 (continued)

Bally Entertainment Corporation
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS--(continued)
(unaudited)
                                                   Three months ended
                                                             March 31
                                              -----------------------
                                                   1995          1994
- ---------------------------------------------------------------------
                                                       (In thousands)
SUPPLEMENTAL CASH FLOWS INFORMATION:

  Changes in operating assets and
    liabilities were as follows--
      (Increase) decrease in receivables . . $      107    $     (846)
      Decrease in inventories. . . . . . . .         77            56
      (Increase) decrease in other
        current assets . . . . . . . . . . .      8,518          (569)
      (Increase) decrease in other assets. .        169          (816)
      Decrease in accounts payable and
        accrued liabilities. . . . . . . . .    (10,171)       (9,740)
      Increase in income taxes payable . . .        138        12,561
      Increase (decrease) in other
        liabilities  . . . . . . . . . . . .     (2,302)          115
                                             ----------    ----------
                                             $   (3,464)   $      761
                                             ==========    ==========

  Cash payments for interest and income
    taxes for continuing operations were
    as follows--
      Interest paid. . . . . . . . . . . . . $   20,535    $   24,279
      Interest capitalized . . . . . . . . .       (747)         (103)
      Income taxes paid (net of refunds) . .      4,265        13,142

  Investing and financing activities exclude
    the following non-cash transactions--
      Purchases of marketable securities
        on margin. . . . . . . . . . . . . . $    1,311    $
      Sales of marketable securities on
        margin . . . . . . . . . . . . . . .      3,290
      Unsettled sales of marketable
        securities . . . . . . . . . . . . .      1,517
      Purchase of Bally's Grand, Inc.
        common stock for a note payable. . .      3,873














See accompanying notes.

Bally Entertainment Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands except per share data) (unaudited)


Basis of presentation

The accompanying condensed consolidated financial statements include the accounts of Bally Entertainment Corporation ("Bally"), and the subsidiaries which it controls (collectively, the "Company"). The condensed consolidated financial statements have been presented (after restatement of prior period financial statements) to reflect Bally's Health & Tennis Corporation ("Bally's Health & Tennis"), which operates the nation's largest chain of fitness centers, as a discontinued operation because of Bally's plan to spin-off its fitness centers segment (see "Discontinued operations"). As a result, the Company's continuing operations comprise one industry segment, with all significant revenues presently arising from its casino operations and where applicable, supporting hotel operations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at March 31, 1995, its condensed consolidated statements of operations and cash flows for the three months ended March 31, 1995 and 1994, and its condensed consolidated statement of stockholders' equity for the three months ended March 31, 1995. All such adjustments were of a normal recurring nature, except for those adjustments required to present Bally's Health & Tennis as a discontinued operation and to reflect a refinancing of indebtedness of a subsidiary in March 1994 (see "Long-term debt").

Certain reclassifications have been made to prior period financial statements to conform with the 1995 presentation.

Seasonal factors

The Company's operations are subject to seasonal factors and, therefore, the results of operations for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the results of operations for the full year.

Acquisitions of Bally's Grand, Inc. common stock

Bally's Grand, Inc. owns and operates the casino hotel resort in Las Vegas, Nevada known as "Bally's Las Vegas." Bally's Grand, Inc. has been consolidated since December 1993 as a result of Bally's acquisition of a controlling interest therein at that time. During the three months ended March 31, 1995, Bally acquired 850,810 shares of Bally's Grand, Inc. common stock in several transactions for $4,873 in cash and a note payable of $3,873. Additionally, Bally's Grand, Inc. repurchased 600,000 shares of its common stock in several transactions during that period for a total cash consideration of $6,432. As a result of the aforementioned transactions, Bally owns approximately 80% of the Bally's Grand, Inc. common shares outstanding at March 31, 1995. The acquisitions of Bally's Grand, Inc. common stock have been recorded using the purchase method of accounting and the excess of the purchase price over the estimated fair value of net assets acquired ($2,253 in 1995) is being amortized using the straight-line method over 20 years.

Marketable securities

Marketable securities consist of common stock of certain publicly traded gaming companies. These securities are considered available-for-sale securities and are carried at fair value with the change in unrealized gains or losses reported net of tax, as a credit or charge to accumulated deficit. Gross unrealized gains and losses of securities held at March 31, 1995 were $181 and zero, respectively. Gross realized gains and losses on sales of available-for-sale equity securities totalled $323 and $220, respectively, for the three months ended March 31, 1995. The cost of securities sold is determined on the specific identification method.

Long-term debt

The carrying amounts of the Company's long-term debt at March 31, 1995 and December 31, 1994 are as follows:

                                               March 31   December 31
                                                   1995          1994
                                           ------------   -----------
Bally Entertainment Corporation:
 6% Convertible Subordinated Debentures
   due 1998. . . . . . . . . . . . . . . . . $   15,715    $   15,715
 10% Convertible Subordinated Debentures
   due 2006. . . . . . . . . . . . . . . . .     80,000        80,000
Bally's Casino Holdings, Inc.:
 Senior Discount Notes due 1998. . . . . . .    145,936       149,281
Bally's Park Place, Inc.:
 9-1/4% First Mortgage Notes due 2004. . . .    425,000       425,000
GNAC, CORP.:
 10-5/8% First Mortgage Notes due 2003,
   less unamortized discount of $1,789
   and $1,824. . . . . . . . . . . . . . . .    273,211       273,176
Bally's Grand, Inc.:
 10-3/8% First Mortgage Notes due 2003 . . .    315,000       315,000
Bally's Casino Lakeshore Resort:
 Construction loan . . . . . . . . . . . . .     14,542         4,358
Other secured and unsecured obligations. . .      3,591         3,660
                                             ----------    ----------
Total long-term debt . . . . . . . . . . . .  1,272,995     1,266,190
Current maturities of long-term debt . . . .     (7,205)       (7,200)
                                             ----------    ----------
Long-term debt, less current maturities. . . $1,265,790    $1,258,990
                                             ==========    ==========

During the three months ended March 31, 1995, Bally's Casino Holdings, Inc. ("Casino Holdings") purchased $10,040 principal amount of its Senior Discount Notes due 1998 (the "Senior Discount Notes") for $6,448 in cash, which resulted in an extraordinary gain of $326, net of income taxes of $176.

In March 1994, a subsidiary of Bally's Park Place, Inc. ("Bally's Park Place") issued $425,000 principal amount of 9-1/4% First Mortgage Notes due 2004 (the "9-1/4% Notes"). Bally's Park Place used the net proceeds from the sale of the 9-1/4% Notes to retire and defease its 11-7/8% First Mortgage Notes due 1999 (the "11-7/8% Notes") and pay dividends of $30,214 to Casino Holdings. The retirement and defeasance of the 11-7/8% Notes resulted in an extraordinary loss of $20,735, net of income taxes of $14,137.

Earnings (loss) per common and common equivalent share

Earnings (loss) per common and common equivalent share is computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of common stock and common stock equivalents outstanding during each period, which totalled 48,692,783 and 46,888,070 for the three months ended March 31, 1995 and 1994, respectively.
Common stock equivalents, which represent the dilutive effect of the assumed exercise of certain outstanding stock options, increased the weighted average number of shares outstanding by 1,693,182 for the three months ended March 31, 1995. The assumed exercise of outstanding stock options was not applicable for the three months ended March 31, 1994.

Discontinued operations

In June 1994, Bally's Board of Directors (the "Board") approved a plan to spin-off Bally's Health & Tennis (the "Spin-off"), which is expected to be accomplished by distributing substantially all of the issued and outstanding stock of Bally's Health & Tennis to Bally's stockholders. The Spin-off, which is anticipated to be completed in the third quarter of 1995, is subject to satisfaction of certain conditions and receipt of certain consents. As a result of the Board's action regarding the Spin-off, the Company recorded a charge in June 1994 to provide for estimated operating losses through disposal.

The Company's investment in and receivables from discontinued operations at March 31, 1995 and December 31, 1994 consists of:

                                               March 31   December 31
                                                   1995          1994
                                           ------------   -----------

Investment in fitness centers segment. . . $    229,438   $   229,438
Income taxes receivable from
  fitness centers segment. . . . . . . . .       52,990        52,990
Other receivables from fitness centers
  segment. . . . . . . . . . . . . . . . .        8,368         8,584
                                           ------------   -----------
                                           $    290,796   $   291,012
                                           ============   ===========

Summarized financial information of the fitness centers segment is as follows:

                                               March 31   December 31
                                                   1995          1994
                                           ------------   -----------
Financial position:

Current assets . . . . . . . . . . . . . . $    183,641   $   186,491
Property and equipment, net. . . . . . . .      375,242       381,973
Total assets . . . . . . . . . . . . . . .      841,207       841,384
Current liabilities  . . . . . . . . . . .      245,493       240,256
Long-term debt, less current maturities. .      283,234       289,711
Total liabilities. . . . . . . . . . . . .      611,769       611,946
Total equity . . . . . . . . . . . . . . .      229,438       229,438


                                                   Three months ended
                                                             March 31
                                           --------------------------
                                                   1995          1994
                                           ------------   -----------
Results of operations:

Revenues . . . . . . . . . . . . . . . . . $    176,495   $   183,839
Operating income . . . . . . . . . . . . .       10,216         5,887
Net income . . . . . . . . . . . . . . . .           --         5,007

Bally Entertainment Corporation
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


As described in "Basis of presentation" in Notes to condensed consolidated financial statements of this Form 10-Q, Bally's Health & Tennis has been reflected as a discontinued operation in the Company's financial statements because of the Spin-off. As a result, the Company's continuing operations comprise one industry segment, with all significant revenues arising from its casino operations and, where applicable, supporting hotel operations. The following discussion and analysis of financial condition and results of operations is that of the Company's continuing operations.


RESULTS OF OPERATIONS

Revenues, operating income (loss) before depreciation and amortization ("EBITDA") and operating income (loss) for the Company and each of its casino properties were as follows (in millions):

                                                    Three months ended
                                                              March 31
                                                    ------------------
                                                        1995      1994
- ----------------------------------------------------------------------

Consolidated:
  Revenues (a) . . . . . . . . . . . . . . .         $228.3    $212.3
  EBITDA (b) . . . . . . . . . . . . . . . .           57.7      40.6
  Operating income . . . . . . . . . . . . .           40.4      19.2

Bally's Park Place:
  Revenues (a) . . . . . . . . . . . . . . .         $ 92.3    $ 76.4
  EBITDA (b) . . . . . . . . . . . . . . . .           29.2      16.5
  Operating income . . . . . . . . . . . . .           22.3       9.2

The Grand:
  Revenues (a) . . . . . . . . . . . . . . .         $ 61.8    $ 50.5
  EBITDA (b) . . . . . . . . . . . . . . . .           12.1       2.0
  Operating income (loss). . . . . . . . . .            7.8      (2.8)

Bally's Las Vegas:
  Revenues (a) . . . . . . . . . . . . . . .         $ 72.3    $ 68.8
  EBITDA (b) . . . . . . . . . . . . . . . .           18.4      17.0
  Operating income . . . . . . . . . . . . .           12.9      12.0

Bally's Saloon & Gambling Hall (c):
  Revenues (a) . . . . . . . . . . . . . . .         $  1.0    $ 15.9
  EBITDA (b) . . . . . . . . . . . . . . . .           (1.7)      5.4
  Operating income (loss) (d). . . . . . . .           (1.9)      1.1

- ---------

Notes:

(a) Includes interest and other income for each of the three month periods ended March 31, 1995 and 1994.

(b) The Company has presented EBITDA supplementally because the Company believes it allows for a more complete analysis of its results of operations. This data should not be considered as an alternative to any measure of performance or liquidity as promulgated under generally accepted accounting principles (such as net income or cash provided by (used in) operating, investing and financing activities) nor should it be considered as an indicator of the Company's overall financial performance.

(c) On February 9, 1995, Bally's Saloon & Gambling Hall ("Bally's Mississippi") suspended operations at its Mhoon Landing site and entered into a venture agreement with Lady Luck Gaming Corporation ("Lady Luck") under which Bally's Mississippi plans to relocate its dockside casino to Lady Luck's site in Robinsonville, Mississippi (which is presently the closest gaming site to Memphis, Tennessee), where Lady Luck operates a 240-room hotel. Bally's Mississippi contributed its dockside casino and related assets to the venture effective April 1, 1995.

(d) Includes a charge of $3.3 million for amortization of pre-opening costs in the three months ended March 31, 1994.

Comparison of the three months ended March 31, 1995 and 1994

Revenues of the Company for the first quarter of 1995 were $228.3 million compared to $212.3 million for the 1994 quarter, an increase of $16.0 million (8%). Operating income of the Company for the first quarter of 1995 was $40.4 million compared to $19.2 million for the 1994 quarter, an increase of $21.2 million. These increases principally reflect improved operating results at both of the Company's Atlantic City casino hotel resorts.

Atlantic City

Revenues of Bally's Park Place for the first quarter of 1995 were $92.3 million compared to $76.4 million for the 1994 quarter, an increase of $15.9 million (21%). Revenues during the first quarter of 1994 were negatively affected by severe weather in the northeastern United States. Casino revenues for the 1995 quarter were $80.6 million compared to $65.7 million in 1994, an increase of $14.9 million (23%). Slot revenues increased $12.1 million (28%) due to a 31% increase in slot handle (volume) offset, in part, by a decline in the win percentage from 8.9% in the 1994 quarter to 8.6% in 1995. Bally's Park Place added 124 slot machines (a 6% increase) since March 31, 1994. Table game revenues, excluding poker, increased $2.0 million (10%) due to a 12% increase in the drop (amount wagered) offset, in part, by a decrease in the hold percentage from 17.1% in the 1994 quarter to 16.7% in 1995. Other casino revenues were $1.9 million for 1995 compared to $1.1 million in 1994, an increase of $.8 million which was primarily due to the introduction of horse race simulcasting and keno operations in June 1994. Other revenues increased $.8 million (38%) due to higher dividends from a multi-casino linked progressive trust, increased entertainment income and additional interest income. Operating income of Bally's Park Place for the first quarter of 1995 was $22.3 million compared to $9.2 million for the 1994 quarter, an increase of $13.1 million as the aforementioned revenue increase was offset, in part, by a $2.8 million increase in operating expenses. The operating margin (before depreciation and amortization) increased from 22% in the 1994 quarter to 32% in 1995. Casino expenses increased $4.5 million (15%) due to expanded marketing and promotional efforts, increased gaming taxes associated with higher gaming revenues and an increase in salaries, benefits and other costs associated with the operation of horse race simulcasting and keno in 1995. Selling, general and administrative expenses decreased $2.2 million (22%) primarily due to a reevaluation of the cost associated with certain employee benefit plans.

Revenues of The Grand for the first quarter of 1995 were $61.8 million compared to $50.5 million for the 1994 quarter, an increase of $11.3 million (22%). As described previously, revenues during the first quarter of 1994 were negatively affected by severe weather in the northeastern United States. Casino revenues for the 1995 quarter were $57.4 million compared to $45.6 million in 1994, an increase of $11.8 million (26%). Slot revenues increased $7.3 million (27%) due to a 36% increase in slot handle offset, in part, by a decline in the win percentage from 9.1% in the 1994 quarter to 8.5% in 1995. Table game revenues increased $4.5 million (23%) due to an increase in the hold percentage from 14.8% in the 1994 quarter to 18.2% in 1995. Other revenues decreased $.6 million (32%) due primarily to an adjustment to the reserve for unclaimed gaming chips and tokens in the first quarter of 1994. Operating income of The Grand for the first quarter of 1995 was $7.8 million compared to an operating loss of $2.8 million for the 1994 quarter, an improvement of $10.6 million due primarily to the aforementioned revenue increase. The operating margin (before depreciation and amortization) increased from 4% in the 1994 quarter to 20% in 1995. Operating expenses increased less than 2% primarily due to an increase in casino operating expenses of $1.9 million (6%) for promotional expenses and gaming taxes associated with the aforementioned increase in casino volume, partially offset by decreases in other operating expenses of $.7 million (9%) and depreciation and amortization expense of $.4 million (9%).

Management believes that the expanded number of slot machines in Atlantic City has caused and will continue to cause intense promotional efforts to attract slot players as both the Company's Atlantic City casinos and their competitors continue to seek to expand their share of slot revenues and maximize the utilization of their slot machines. Further, as a result of the aggressive competition for slot patrons, the Atlantic City slot win percentage has declined. Management believes that the slot win percentage will continue to be subject to competitive pressure and may further decline. However, management believes its Atlantic City casinos are well-positioned to compete for additional casino revenues by continuing to offer attractive promotional slot and table game programs and special events and by enhancing the appearance and comfort of their gaming space through various improvements. In 1994, Bally's Park Place expanded its casino floor space from 68,100 to 71,400 square feet and added another 8,700 square feet of gaming space to offer horse race simulcasting and keno, and to relocate and expand its poker operations. Further, Bally's Park Place completed a slot machine upgrade during the first quarter of 1995, replacing the majority of its slot machines with state-of-the-art machines with embedded bill acceptors and reconfigured its slot machine layout, adding additional slot stools and aisle space. During the second quarter of 1994, The Grand reconfigured its casino floor, widening the aisles, adding additional slot stools and replacing the majority of its slot machines with state-of-the-art machines with embedded bill acceptors. Additionally, The Grand completed an expansion in April 1995 which increased its casino floor and other gaming space by nearly 30% to accommodate approximately 400 additional slot machines, poker, horse race simulcasting and keno.

Las Vegas

Revenues of Bally's Las Vegas for the first quarter of 1995 were $72.3 million compared to $68.8 million for the 1994 quarter, an increase of $3.5 million (5%). Casino revenues for the 1995 quarter were $33.2 million compared to $33.5 million for 1994, a decrease of $.3 million (1%). Slot revenues increased $2.0 million (16%) due to a 22% increase in slot handle offset, in part, by a decline in the win percentage from 6.4% in the 1994 quarter to 6.1% in 1995. Management believes the increase in slot handle was attributable, in part, to an increase in walk-in business which resulted from the July 1994 opening of a new automated walkway system and related improvements to the front of the property. Table game revenues decreased $1.8 million (9%) from the 1994 quarter due to a decrease in the hold percentage from 16.2% in the 1994 quarter to 14.3% in 1995 offset, in part, by a 3% increase in the drop. Other casino revenues decreased $.5 million (23%). Rooms revenue increased $.7 million (5%) due to an increase in the number of rooms occupied and a higher average room rate compared to the 1994 quarter. Food and beverage revenues increased $1.5 million (15%) primarily due to an increase in the number of banquets attributable to increased convention business. Other revenues increased $1.6 million (17%) due to an increase in interest income earned on invested cash. Operating income of Bally's Las Vegas for the first quarter of 1995 was $12.9 million compared to $12.0 million for the 1994 quarter, an increase of $.9 million (8%) as the aforementioned revenue increase was offset, in part, by a $2.6 million (5%) increase in operating expenses. The operating margin (before depreciation and amortization) for the 1995 quarter of 25% remained unchanged from 1994. The increase in operating expenses was primarily due to increases in other operating expenses of $1.2 million (11%) and depreciation and amortization expense of $.6 million (12%). Other operating expenses increased due principally to the cost of operating a gift shop in 1995 (contracted out in 1994) and additional costs associated with the operation of the automated walkway system and related improvements to the frontage area. Depreciation and amortization expense increased due to major capital improvements completed during 1994. In addition, casino operating expenses increased $.4 million (2%) and food and beverage expenses increased $.4 million (4%).

Three new major casino hotels opened for business in Las Vegas during the latter part of 1993 that contain 370,000 total square feet of casino space, 10,400 total hotel guest rooms and a theme park. In addition, there have been several public announcements concerning new casino projects in Las Vegas which, when opened, will further expand capacity. Management believes that the additional casino and hotel room capacity resulting from the opening of new casino hotels had a short-term negative impact on Bally's Las Vegas, but that over the long term Bally's Las Vegas benefits from the increase in the number of visitors to Las Vegas that these new properties attract. To enhance its competitiveness in the Las Vegas market, Bally's Las Vegas has completed an extensive renovation of its main tower and improvements to its frontage area along the Strip, expects to operate by June 1995 a monorail that will transport passengers between Bally's Las Vegas and The MGM Grand Hotel and Theme Park, and has commenced a renovation of the south tower hotel rooms and corridors and a redesign of the lower-level retail mall. In addition, Bally's Las Vegas intends to add approximately 7,500 square feet of gaming space in 1995 (primarily for additional slot machines) by relocating the race and sports book area to space formerly occupied by a theater.

Mississippi

On February 9, 1995, Bally's Mississippi entered into a venture agreement with Lady Luck under which Bally's Mississippi plans to relocate its dockside casino from Mhoon Landing to Lady Luck's site in Robinsonville, Mississippi (which is presently the closest gaming site to Memphis), where Lady Luck operates a 240-room hotel. Effective April 1, 1995, Bally's Mississippi contributed its dockside casino and related assets to the venture, and Lady Luck contributed its hotel and related assets to the venture. Bally's Mississippi is the majority owner and general manager (through an affiliate) of the venture. The Robinsonville site is expected to be developed to include a restaurant, an entertainment lounge, administrative facilities and additional parking. Casino operations are expected to commence at the Robinsonville site in the summer of 1995. In connection with the planned relocation, Bally's Mississippi suspended operations at Mhoon Landing on February 9, 1995. Revenues of Bally's Mississippi for the period January 1, 1995 through February 9, 1995 were $1.0 million. Operating loss of Bally's Mississippi for the first quarter of 1995 was $1.9 million, and includes payroll and payroll-related expenses (for approximately 50 employees) and certain equipment rental expense (under lease commitments) incurred subsequent to the suspension of operations at Mhoon Landing. Revenues and operating income of Bally's Mississippi for the first quarter of 1994 were $15.9 million and $1.1 million, respectively. Operating income for the 1994 quarter included amortization of pre-opening costs of $3.3 million.

The Mississippi gaming legislation does not limit the number of gaming licenses that may be granted and management believes this resulted in a saturation of gaming facilities in and around the Memphis market. As of May 1, 1995, nine gaming facilities were operating in this market and these facilities (as well as any others which subsequently commence operations there) present significant competition for the venture between Bally's Mississippi and Lady Luck. The Company anticipates improved operating results at the Robinsonville site due to its close proximity to Memphis, but there can be no assurance that such improved results will be attained given these competitive conditions.

New Orleans

Bally's Casino Lakeshore Resort ("Bally's New Orleans") expects to commence the operation of a riverboat casino in New Orleans, Louisiana by mid-1995, subject to the issuance of a Certificate of Final Approval by the Louisiana Riverboat Gaming Commission.

Interest expense

Interest expense, net of capitalized interest, was $32.3 million for the first quarter of 1995 compared to $33.2 million for the 1994 quarter, a decrease of $.9 million (3%) due to an increase in the amount of capitalized interest and the March 1994 refinancing of Bally's Park Place's public indebtedness at a more favorable rate.

Income taxes

For the three months ended March 31, 1995 and 1994, the effective rates of the income tax provision (benefit) on income (loss) from continuing operations differed from the U.S. statutory tax rate (35%) due principally to state income taxes and nondeductible goodwill amortization offset, in part, by adjustments of prior years' taxes.


LIQUIDITY AND CAPITAL RESOURCES

Parent Company

Bally is a holding company without operations of its own. Nevertheless, Bally has certain cash obligations that must be satisfied by obtaining cash from its subsidiaries or disposing of or leveraging certain assets. Bally's corporate cash operating costs in the foreseeable future are expected to be recovered substantially by allocations to its subsidiaries. Bally has debt service requirements and preferred stock dividend payments of approximately $17 million during the remainder of 1995. Cash requirements for Bally during the remainder of 1995 also include income tax payments, which management expects to be recovered substantially from subsidiaries pursuant to tax sharing agreements.

Sources of cash available to Bally are generally limited to existing cash balances ($11.2 million at March 31, 1995), dividends, management fees or cost allocations to subsidiaries, receipts pursuant to tax sharing agreements, capital transactions and asset sales. In addition, Bally received approximately $15 million from a subsidiary of Casino Holdings in April 1995, to repay its obligation to Bally for shares of Bally's Grand, Inc. common stock purchased previously and to purchase additional shares of Bally's Grand, Inc. common stock from Bally. Each of Bally's principal operating subsidiaries presently have debt covenants which limit the payment of dividends to Bally and the redemption of stock owned by Bally. Under the terms of the Senior Discount Notes, an amount equal to dividends paid pursuant to a net income test by Bally's Park Place to Casino Holdings may be declared as a dividend by Casino Holdings and be paid to Bally. As of March 31, 1995, almost $4 million was available for the payment of dividends by Bally's Park Place pursuant to the net income test. Dividends to Bally from subsidiaries other than Bally's Park Place are not presently expected during the remainder of 1995. Bally believes it will be able to satisfy its cash needs during the remainder of 1995, but remains dependent upon the ability of its subsidiaries to pay dividends and cost allocations or advance funds to meet its future cash requirements.

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

Subsidiaries

Casino Holdings

Casino Holdings. Casino Holdings is a holding company without operations of its own and relies on obtaining cash from its subsidiaries to meet its cash obligations. Casino Holdings has no scheduled interest or principal payments on the Senior Discount Notes until 1998 but expects to continue to incur costs and obligations in the pursuit of new gaming ventures. Sources of cash available to Casino Holdings are generally limited to existing cash balances ($22.7 million at March 31, 1995) and loan repayments, dividends and management fees from subsidiaries. To the extent Casino Holdings requires additional funds for existing ventures or to develop new ventures, Casino Holdings expects that it will be able to obtain financing for a significant portion of the total development costs of new gaming ventures from a combination of third party sources, including banks, suppliers and debt markets.

Bally's Park Place and Bally's Grand, Inc. are both limited with respect to amounts which may be paid as dividends to Casino Holdings under the terms of their respective public debt indentures. As of March 31, 1995, Bally's Park Place may pay dividends (other than those available pursuant to the net income test) of up to $25 million to Casino Holdings pursuant to the indenture of the 9-1/4% Notes (subject to the approval of the New Jersey Casino Control Commission), and any such dividends are not available to be paid by Casino Holdings to Bally. Bally's Grand, Inc. is presently not expected to pay dividends during the remainder of 1995.

Bally's New Orleans and Bally's Mississippi are expected to commence operations by mid-1995 and in the summer of 1995, respectively, and are expected to generate unrestricted cash flows thereafter, a portion of which will be used by each of Bally's New Orleans and Bally's Mississippi to pay management fees to Casino Holdings and to repay Casino Holdings for project costs and working capital requirements funded by Casino Holdings. Casino Holdings believes it will be able to satisfy its cash needs during the remainder of 1995, although it remains dependent upon the ability of its subsidiaries to generate cash to repay advances and pay dividends.

Bally's Park Place. Bally's Park Place has no scheduled principal payments under its public indebtedness until 2004, and its scheduled principal payments under other indebtedness outstanding at March 31, 1995 are not significant. Management plans to make capital expenditures of approximately $10 million during the remainder of 1995 for the completion of the penthouse floor in the hotel tower, restaurant and kitchen renovations and other improvements and equipment necessary to maintain Bally's Park Place in first-class condition. As of March 31, 1995, Bally's Park Place had an unused line of credit totalling
$50 million. The Company believes that Bally's Park Place will be able to satisfy its debt service and capital expenditure requirements and pay dividends during the remainder of 1995 out of existing cash balances ($16.4 million at March 31, 1995) and cash flow from operations.

In December 1994, Bally's Park Place acquired 3.1 acres of land adjacent to its existing facility, which Bally's Park Place intends to develop to provide additional casino space and a state-of-the-art entertainment complex. This project is presently in the planning stage, therefore, the cost and specifics of the design and funding of this project have yet to be determined.

Bally's Las Vegas. Bally's Grand, Inc. has no scheduled principal payments on its indebtedness outstanding at March 31, 1995 until 2003; however, several major capital improvements are in process or planned. Bally's Las Vegas, through a joint venture formed with a subsidiary of MGM Grand, Inc., has substantially completed construction of and expects to operate by June 1995 the monorail that will transport passengers between Bally's Las Vegas and The MGM Grand Hotel and Theme Park. Bally's Las Vegas expects its portion of the total cost of this project to be approximately $15 million, of which approximately $12 million was expended through March 31, 1995. Other significant capital improvement projects planned for 1995, certain of which have already commenced, include renovation of the south tower hotel rooms and corridors, redesign of the lower-level retail mall and relocation of the race and sports book area. These and certain other public area improvements for 1995 are expected to cost approximately $34 million, of which approximately $3 million was expended through March 31, 1995. In addition, capital expenditures of approximately $6 million are required during the remainder of 1995 to maintain Bally's Las Vegas in first-class condition. The Company believes that Bally's Grand, Inc. will be able to satisfy its debt service and capital expenditure requirements during the remainder of 1995 out of existing cash balances
($81.9 million at March 31, 1995) and cash flow from operations.

Bally's Grand, Inc. intends to develop a separate, themed casino hotel resort on the 24 acres of land situated on the Strip adjacent to Bally's Las Vegas. This project, which is presently expected to include outdoor attractions in addition to convention and entertainment facilities, is in the preliminary planning phase of development. As a result, the specifics of the cost and funding of this project have yet to be determined.

Bally's Mississippi. As described previously, Bally's Mississippi entered into a venture agreement with Lady Luck under which Bally's Mississippi plans to relocate its dockside casino from Mhoon Landing to Lady Luck's site in Robinsonville, Mississippi (which is presently the closest gaming site to Memphis), where Lady Luck operates a 240-room hotel. The Robinsonville site is expected to be developed to include a restaurant, an entertainment lounge, administrative facilities and additional parking prior to the commencement of operations. In March 1995, Bally's Mississippi received a commitment from a lender for a construction loan which converts to a three-year term loan for maximum borrowings of up to $10 million. Proceeds from the construction loan are expected to substantially cover Bally's Mississippi's relocation and reopening expenses (including development of the site).

Bally's New Orleans. Construction of Bally's New Orleans' riverboat casino commenced in January 1994, and management estimates that a total of approximately $55 million will be required to construct and equip the riverboat and to develop related landside improvements. Management anticipates the cost will be funded by third parties and Casino Holdings. Bally's New Orleans, to date, has a construction loan for borrowings of up to approximately $23 million (which will be replaced with a five-year loan upon completion of the riverboat casino pursuant to a commitment from another lender) and Casino Holdings has funded approximately $23 million of the project cost through March 31, 1995.
In April 1995, Bally's New Orleans received a commitment from a lender for a five-year term loan for approximately $7 million to finance equipment purchases. In addition, Bally's New Orleans may seek additional third-party financing to enable it to fund pre-opening costs and working capital requirements or to repay amounts funded by Casino Holdings.

The Grand

The Grand has no scheduled principal payments under its public indebtedness until 2003. Management expects to make capital expenditures of approximately $10 million during the remainder of 1995 for the aforementioned expansion of its casino floor and other gaming space, a temporary entertainment facility and certain other public area improvements necessary to maintain The Grand in first-class condition. As of March 31, 1995, The Grand had an unused line of credit totalling $20 million. The Company believes The Grand will be able to satisfy its debt service and capital expenditure requirements during the remainder of 1995 out of existing cash balances ($22.9 million at March 31, 1995) and cash flow from operations.

Bally Entertainment Corporation
PART II.  OTHER INFORMATION


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





Dated:  May 15, 1995