Form 10-Q
period 1995-06-30
BALLY ENTERTAINMENT CORP
filed 1995-08-14
CIK 9435

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 for the period ended June 30, 1995


                                      or


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

Yes:   X       No:


As of July 31, 1995, 47,212,379 shares of the registrant's common stock were outstanding.

                       BALLY ENTERTAINMENT CORPORATION

                                    INDEX



PART I.  FINANCIAL INFORMATION

   Item 1.  Financial statements:

     Condensed consolidated balance sheet (unaudited)
          June 30, 1995 and December 31, 1994

     Condensed consolidated statement of operations
        (unaudited)
          Six months ended June 30, 1995 and 1994

     Condensed consolidated statement of operations
        (unaudited)
          Three months ended June 30, 1995 and 1994

     Condensed consolidated statement of stockholders'
        equity (unaudited)
          Six months ended June 30, 1995

     Condensed consolidated statement of cash flows
        (unaudited)
          Six months ended June 30, 1995 and 1994

     Notes to condensed consolidated financial statements
        (unaudited)

   Item 2.  Management's discussion and analysis of
        financial condition and results of operations


PART II.  OTHER INFORMATION

   Item 2.  Changes in securities

   Item 4. Submission of matters to a vote of security holders

   Item 6.  Exhibits and reports on Form 8-K


SIGNATURE PAGE

Bally Entertainment Corporation
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
                                                 June 30   December 31
                                                    1995          1994
----------------------------------------------------------------------
                                                        (In thousands)
                   ASSETS
Current assets:
  Cash and equivalents . . . . . . . . . . .  $  145,859    $  178,427
  Marketable securities, at fair value . . .      11,911         6,031
  Receivables, less allowances of $13,115
    and $12,196. . . . . . . . . . . . . . .      20,305        23,450
  Inventories. . . . . . . . . . . . . . . .       8,690         8,113
  Deferred income taxes. . . . . . . . . . .      13,862        16,299
  Other current assets . . . . . . . . . . .       9,654        16,373
                                              ----------    ----------
    Total current assets . . . . . . . . . .     210,281       248,693

Property and equipment, less accumulated
  depreciation of $476,299 and $445,239. . .   1,240,217     1,186,868
Investment in and receivables from
  discontinued operations. . . . . . . . . .     283,304       291,012
Intangible assets, less accumulated
  amortization of $26,625 and $24,398. . . .     124,495       123,367
Other assets . . . . . . . . . . . . . . . .      99,881        86,221
                                              ----------    ----------
                                              $1,958,178    $1,936,161
                                              ==========    ==========


     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . . . . .  $   17,272    $   28,745
  Income taxes payable . . . . . . . . . . .      28,745        27,707
  Accrued liabilities. . . . . . . . . . . .     105,830       113,990
  Current maturities of long-term debt . . .       6,886         7,200
                                              ----------    ----------
    Total current liabilities. . . . . . . .     158,733       177,642

Long-term debt, less current maturities. . .   1,289,131     1,258,990
Deferred income taxes. . . . . . . . . . . .     151,082       152,851
Other liabilities. . . . . . . . . . . . . .      12,326        15,656

Minority interests . . . . . . . . . . . . .      39,137        37,410

Stockholders' equity . . . . . . . . . . . .     307,769       293,612
                                              ----------    ----------
                                              $1,958,178    $1,936,161
                                              ==========    ==========








See accompanying notes.

Bally Entertainment Corporation
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
                                                     Six months ended
                                                              June 30
                                              -----------------------
                                                   1995          1994
---------------------------------------------------------------------
                                (In thousands, except per share data)

Revenues . . . . . . . . . . . . . . . . . . $  473,340    $  450,726

Costs and expenses:
  Cost of operations . . . . . . . . . . . .    292,619       287,605
  Selling, general and administrative. . . .     57,290        60,156
  Gaming development costs, including
    amortization of pre-opening costs of
    $3,330 in 1994 . . . . . . . . . . . . .      2,179         3,984
  Depreciation and amortization. . . . . . .     34,837        37,619
                                             ----------    ----------
                                                386,925       389,364
                                             ----------    ----------
Operating income . . . . . . . . . . . . . .     86,415        61,362
Gain on sales of marketable securities . . .      1,125
Interest expense . . . . . . . . . . . . . .    (64,606)      (65,083)
                                             ----------    ----------
Income (loss) from continuing operations
  before income taxes and minority
  interests. . . . . . . . . . . . . . . . .     22,934        (3,721)
Income tax benefit (provision) . . . . . . .     (8,900)        1,500
Minority interests . . . . . . . . . . . . .       (597)       (1,258)
                                             ----------    ----------
Income (loss) from continuing operations . .     13,437        (3,479)
Loss from discontinued operations. . . . . .                  (46,091)
                                             ----------    ----------
Income (loss) before extraordinary item. . .     13,437       (49,570)
Extraordinary gain (loss) on extinguishment
  of debt. . . . . . . . . . . . . . . . . .        445       (20,735)
                                             ----------    ----------
Net income (loss). . . . . . . . . . . . . .     13,882       (70,305)
Preferred stock dividend requirement . . . .     (1,389)       (1,389)
                                             ----------    ----------
Net income (loss) applicable to common
  stock. . . . . . . . . . . . . . . . . . . $   12,493    $  (71,694)
                                             ==========    ==========

Per common and common equivalent share:
  Income (loss) from continuing operations.  $      .24    $     (.10)
  Loss from discontinued operations. . . . .                     (.99)
  Extraordinary gain (loss) on
    extinguishment of debt . . . . . . . . .        .01          (.44)
                                             ----------    ----------
  Net income (loss). . . . . . . . . . . . . $      .25    $    (1.53)
                                             ==========    ==========




See accompanying notes.

Bally Entertainment Corporation
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
                                                   Three months ended
                                                              June 30
                                              -----------------------
                                                   1995          1994
---------------------------------------------------------------------
                                (In thousands, except per share data)

Revenues . . . . . . . . . . . . . . . . . . $  245,042    $  238,437

Costs and expenses:
  Cost of operations . . . . . . . . . . . .    149,580       147,249
  Selling, general and administrative. . . .     30,148        29,243
  Gaming development costs . . . . . . . . .      1,736           210
  Depreciation and amortization. . . . . . .     17,541        19,548
                                             ----------    ----------
                                                199,005       196,250
                                             ----------    ----------
Operating income . . . . . . . . . . . . . .     46,037        42,187
Gain on sales of marketable securities . . .      1,022
Interest expense . . . . . . . . . . . . . .    (32,354)      (31,843)
                                             ----------    ----------
Income from continuing operations before
  income taxes and minority interests. . . .     14,705        10,344
Income tax provision . . . . . . . . . . . .     (5,800)       (4,100)
Minority interests . . . . . . . . . . . . .        358           (79)
                                             ----------    ----------
Income from continuing operations. . . . . .      9,263         6,165
Loss from discontinued operations. . . . . .                  (51,098)
                                             ----------    ----------
Income (loss) before extraordinary item. . .      9,263       (44,933)
Extraordinary gain on extinguishment
  of debt. . . . . . . . . . . . . . . . . .        119
                                             ----------    ----------
Net income (loss). . . . . . . . . . . . . .      9,382       (44,933)
Preferred stock dividend requirement . . . .       (694)         (694)
                                             ----------    ----------
Net income (loss) applicable to common
  stock. . . . . . . . . . . . . . . . . . . $    8,688    $  (45,627)
                                             ==========    ==========

Per common and common equivalent share:
  Income from continuing operations. . . . . $      .17    $      .12
  Loss from discontinued operations. . . . .                    (1.09)
  Extraordinary gain on extinguishment
    of debt. . . . . . . . . . . . . . . . .         --
                                             ----------    ----------
  Net income (loss). . . . . . . . . . . . . $      .17    $     (.97)
                                             ==========    ==========







See accompanying notes.

Bally Entertainment Corporation
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)
                                                                                           Total
                         Series D               Capital in                     Common     stock-
                        preferred     Common     excess of    Accumulated    stock in   holders'
Dollar amounts              stock      stock     par value        deficit    treasury     equity
-------------------------------------------------------------------------------------------------
                                                           (In thousands, except per share data)
Balance at
 December 31, 1994 . . . $    694   $ 31,426      $295,110       $(31,581)   $ (2,037)  $293,612
  Net income . . . . . .                                           13,882                 13,882
  Preferred stock
   dividends --
    $2.00 per share. . .                                           (1,389)                (1,389)
  Change in unrealized
   gain on available-
   for-sale securities .                                              419                    419
  Issuance of common
   stock under stock
   purchase and option
   plans . . . . . . . .                 138         1,107                                 1,245
                         --------   --------      --------       --------    --------   --------
Balance at
 June 30, 1995 . . . . . $    694   $ 31,564      $296,217       $(18,669)   $ (2,037)  $307,769
                         ========   ========      ========       ========    ========   ========


                                                          Series D                  Common stock
                                                         preferred        ----------------------
Share amounts                                                stock             Issued   Treasury
-------------------------------------------------------------------------------------------------
                                                                                  (In thousands)

Balance at December 31, 1994 . . . . . . . . . . . . . .       694             47,138        147
  Issuance of common stock under
   stock purchase and option plans . . . . . . . . . . .                          207
                                                          --------           --------   --------

Balance at June 30, 1995 . . . . . . . . . . . . . . . .       694             47,345        147
                                                          ========           ========   ========


See accompanying notes.

Bally Entertainment Corporation
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
                                                     Six months ended
                                                              June 30
                                              -----------------------
                                                   1995          1994
---------------------------------------------------------------------
                                                       (In thousands)
OPERATING:
 Income (loss) from continuing operations. . $   13,437    $   (3,479)
 Adjustments to reconcile to cash provided--
  Depreciation and amortization
    (including pre-opening costs). . . . . .     34,837        40,949
  Interest accretion on discount notes
    and other amortization included in
    interest expense . . . . . . . . . . . .     10,090         9,616
  Deferred income taxes. . . . . . . . . . .        381       (15,087)
  Provision for doubtful receivables . . . .      1,908         2,541
  Change in operating assets and liabilities     (6,060)      (26,406)
  Other, net . . . . . . . . . . . . . . . .     (2,872)          231
                                             ----------    ----------
     Cash provided by operating activities .     51,721         8,365
INVESTING:
 Purchases of property and equipment . . . .    (75,643)      (56,548)
 Acquisitions of Bally's Grand, Inc.
  common stock . . . . . . . . . . . . . . .    (15,179)      (11,549)
 Advances to nonconsolidated gaming
  ventures . . . . . . . . . . . . . . . . .    (13,600)
 Purchases of marketable securities. . . . .     (7,141)       (7,254)
 Net proceeds from sales of marketable
  securities . . . . . . . . . . . . . . . .      2,435
 Other, net. . . . . . . . . . . . . . . . .     (5,216)           29
                                             ----------    ----------
     Cash used in investing activities . . .   (114,344)      (75,322)
FINANCING:
 Debt transactions --
  Proceeds from long-term borrowings . . . .     35,925       428,907
  Repayments of long-term debt . . . . . . .    (12,739)     (379,993)
  Debt issuance costs. . . . . . . . . . . .       (510)      (15,199)
                                              ----------   ----------
     Cash provided by debt transactions. . .     22,676        33,715
 Equity transactions --
  Preferred stock dividends. . . . . . . . .     (1,389)       (1,389)
  Proceeds from issuance of common stock
    under stock purchase and option plans. .      1,060           123
                                             ----------    ----------
     Cash provided by financing activities .     22,347        32,449
DISCONTINUED OPERATIONS:
     Cash provided by discontinued
       operations. . . . . . . . . . . . . .      7,708           785
                                             ----------    ----------
Decrease in cash and equivalents . . . . . .    (32,568)      (33,723)
Cash and equivalents, beginning of period. .    178,427       192,078
                                             ----------    ----------
Cash and equivalents, end of period. . . . . $  145,859    $  158,355
                                             ==========    ==========

                                 (continued)

Bally Entertainment Corporation
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS--(continued)
(unaudited)
                                                     Six months ended
                                                              June 30
                                              -----------------------
                                                   1995          1994
---------------------------------------------------------------------
                                                       (In thousands)
SUPPLEMENTAL CASH FLOWS INFORMATION:

  Changes in operating assets and
    liabilities were as follows--
      Decrease in receivables. . . . . . . . $    1,847    $    1,891
      Increase in inventories. . . . . . . .       (576)         (573)
      (Increase) decrease in other
        current assets . . . . . . . . . . .      7,162          (676)
      Increase in other assets . . . . . . .        (12)       (7,422)
      Decrease in accounts payable and
        accrued liabilities. . . . . . . . .    (14,435)      (13,065)
      Increase (decrease) in income taxes
        payable. . . . . . . . . . . . . . .        984        (5,828)
      Decrease in other liabilities  . . . .     (1,030)         (733)
                                             ----------    ----------
                                             $   (6,060)   $  (26,406)
                                             ==========    ==========

  Cash payments for interest and income
    taxes for continuing operations were
    as follows--
      Interest paid. . . . . . . . . . . . . $   56,708    $   58,872
      Interest capitalized . . . . . . . . .     (2,036)       (1,386)
      Income taxes paid (net of refunds) . .      7,628        19,415

  Investing and financing activities exclude
    the following non-cash transactions--
      Contribution of net assets by
        minority interest. . . . . . . . . . $   13,166    $
      Purchases of marketable securities on
        margin (including unsettled
        purchases) . . . . . . . . . . . . .      9,227         7,229
      Sales of margined marketable securities
        (including unsettled sales). . . . .      9,148
      Accrued purchases of property and
        equipment. . . . . . . . . . . . . .      2,925         3,216
      Discontinued operations--
        Capital contribution to Bally's Health
          & Tennis Corporation (forgiveness
          of income tax obligation). . . . .                   15,000
        Reduction in income taxes receivable
          from Bally's Health & Tennis
          Corporation. . . . . . . . . . . .                   10,861






See accompanying notes.

Bally Entertainment Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands except per share data) (unaudited)


Basis of presentation

The accompanying condensed consolidated financial statements include the accounts of Bally Entertainment Corporation ("Bally"), and the subsidiaries which it controls (collectively, the "Company"). The condensed consolidated financial statements have been presented to reflect Bally's Health & Tennis Corporation ("Bally's Health & Tennis"), which operates the nation's largest chain of fitness centers, as a discontinued operation because of Bally's plan to spin-off its fitness centers segment (see "Discontinued operations"). As a result, the Company's continuing operations comprise one industry segment, with all significant revenues presently arising from its casino operations and where applicable, supporting hotel operations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at June 30, 1995, its condensed consolidated statements of operations for the three and six months ended June 30, 1995 and 1994, its condensed consolidated statement of stockholders' equity for the six months ended June 30, 1995 and its condensed consolidated statement of cash flows for the six months ended June 30, 1995 and 1994. All such adjustments were of a normal recurring nature, except for those adjustments required to present Bally's Health & Tennis as a discontinued operation and to reflect a refinancing of indebtedness of a subsidiary in March 1994 (see "Long-term debt").

Certain reclassifications have been made to prior period financial statements to conform with the 1995 presentation.


Seasonal factors

The Company's operations are subject to seasonal factors and, therefore, the results of operations for the three and six months ended
June 30, 1995 and 1994 are not necessarily indicative of the results of operations for the full year.


Acquisitions of Bally's Grand, Inc. common stock

Bally's Grand, Inc. owns and operates the casino hotel resort in Las Vegas, Nevada known as "Bally's Las Vegas." During the six months ended June 30, 1995, the Company acquired 850,810 shares of Bally's Grand, Inc. common stock in several transactions for $8,747. Additionally, Bally's Grand, Inc. repurchased 600,000 shares of its common stock in several transactions during that period for $6,432. As a result of the aforementioned transactions, Bally owns approximately 80% of the Bally's Grand, Inc. common shares outstanding at June 30, 1995. The acquisitions of Bally's Grand, Inc. common stock have been recorded using the purchase method of accounting and the excess of the purchase price over the estimated fair value of net assets acquired ($2,253 in 1995) is being amortized using the straight-line method over 20 years.


Marketable securities

Marketable securities consist primarily of common stock of certain publicly traded gaming companies. These securities are considered available-for-sale securities and are carried at fair value with the change in unrealized gains or losses reported net of tax, as a credit or charge to accumulated deficit. The cost of securities sold is determined on the specific identification method.

Long-term debt

The carrying amounts of the Company's long-term debt at June 30, 1995 and December 31, 1994 are as follows:

                                                June 30   December 31
                                                   1995          1994
                                             ----------    ----------
Bally:
 6% Convertible Subordinated Debentures
   due 1998. . . . . . . . . . . . . . . . . $   15,390    $   15,715
 10% Convertible Subordinated Debentures
   due 2006. . . . . . . . . . . . . . . . .     80,000        80,000
Bally's Casino Holdings, Inc.:
 Senior Discount Notes due 1998. . . . . . .    146,077       149,281
Bally's Park Place, Inc.:
 9-1/4% First Mortgage Notes due 2004. . . .    425,000       425,000
GNAC, CORP.:
 10-5/8% First Mortgage Notes due 2003,
   less unamortized discount of $1,753
   and $1,824. . . . . . . . . . . . . . . .    273,247       273,176
Bally's Grand, Inc.:
 10-3/8% First Mortgage Notes due 2003 . . .    315,000       315,000
Bally's Casino*Lakeshore Resort:
 Construction loan . . . . . . . . . . . . .     22,783         4,358
Other secured and unsecured obligations. . .     18,520         3,660
                                             ----------    ----------
Total long-term debt . . . . . . . . . . . .  1,296,017     1,266,190
Current maturities of long-term debt . . . .     (6,886)       (7,200)
                                             ----------    ----------
Long-term debt, less current maturities. . . $1,289,131    $1,258,990
                                             ==========    ==========


In July 1995, Bally completed an exchange offer pursuant to which Bally exchanged $13,586 of 8% Convertible Senior Subordinated Debentures due 2000 (the "8% Debentures") for $13,586 of 6% Convertible Subordinated Debentures due 1998 (the "6% Debentures"). The exchange eliminated restrictive dividend covenants and cash sinking fund requirements for the 6% Debentures. At any time prior to maturity or redemption, the 8% Debentures are convertible into shares of common stock of Bally, par value $.66-2/3 per share, at a current conversion price of $13.85 per share. The consummation of the exchange offer enables Bally to proceed with the spin-off of its fitness centers segment (see "Discontinued operations").

The Company purchased $5,000 and $10,540 principal amount of the Bally's Casino Holdings, Inc. Senior Discount Notes due 1998 (the "Senior
Discount Notes") during the three and six months ended June 30, 1995, respectively, which resulted in extraordinary gains of $119 and $445, respectively, net of income taxes of $64 and $240, respectively.

In March 1994, a subsidiary of Bally's Park Place, Inc. ("Bally's Park Place") issued $425,000 principal amount of 9-1/4% First Mortgage Notes due 2004 (the "9-1/4% Notes"). Bally's Park Place used the net proceeds from the sale of the 9-1/4% Notes to retire and defease its 11-7/8% First Mortgage Notes due 1999 (the "11-7/8% Notes") and pay dividends of $30,214 to Bally's Casino Holdings, Inc. ("Casino Holdings"). The retirement and defeasance of the 11-7/8% Notes resulted in an extraordinary loss of $20,735, net of income taxes of $14,137.


Earnings (loss) per common and common equivalent share

Earnings (loss) per common and common equivalent share is computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of common stock and common stock equivalents outstanding during each period, which totalled 51,069,774 and 46,900,811 for the three months ended June 30, 1995 and 1994, respectively, and 50,614,960 and 46,894,475 for the six months ended June 30, 1995 and 1994, respectively. Common stock equivalents (which represent the dilutive effect of the assumed exercise of certain outstanding stock options and the assumed conversion of exchangeable preferred stock of a subsidiary) increased the weighted average number of shares outstanding by 4,011,102 and 3,585,660 for the three and six months ended June 30, 1995. The assumed exercise of outstanding stock options was not significant and the assumed conversion of preferred stock was not applicable for the three and six months ended June 30, 1994.


Discontinued operations

On June 28, 1994, Bally's Board of Directors (the "Board") approved a plan to spin-off Bally's Health & Tennis (the "Spin-off"), which is expected to be accomplished by a stock dividend to Bally's stockholders during 1995 of all shares of Bally's Health & Tennis owned by the Company. As a result of the Board's action regarding the Spin-off, the Company recorded a charge in June 1994 of $23,731 ($.51 per share), net of income taxes of $4,071, to provide for estimated operating losses until disposal.

The Company has encountered unexpected delays in effecting the Spin-off, but recently satisfied two significant conditions in connection therewith. In June 1995, Bally's Health & Tennis completed a $150,000 private placement of asset-backed securities, the proceeds of which were primarily used to repay restrictive bank debt. In July 1995, the Company completed the aforementioned debt exchange to eliminate restrictions on dividends (see "Long-term debt"). The Company intends to file a Registration Statement on Form 10 concerning the Spin-off with the Securities and Exchange Commission no later than mid-September 1995, and expects to complete the Spin-off as soon as possible thereafter.

Management is forecasting that Bally's Health & Tennis will not incur cumulative losses through the date of the Spin-off in excess of the charge recorded in June 1994. Accordingly, the Company has not recorded an additional charge for phase-out period losses through June 30, 1995. However, there can be no assurance that Bally's Health & Tennis will not incur additional losses or that an additional charge for phase-out period losses will not be necessary prior to completion of the Spin-off.

The Company's investment in and receivables from discontinued operations at June 30, 1995 and December 31, 1994 consists of:

                                                June 30   December 31
                                                   1995          1994
                                           ------------   -----------

Investment in fitness centers segment. . . $    229,438   $   229,438
Income taxes receivable from fitness
  centers segment. . . . . . . . . . . . .       52,990        52,990
Other receivables from fitness centers
  segment. . . . . . . . . . . . . . . . .          876         8,584
                                           ------------   -----------
                                           $    283,304   $   291,012
                                           ============   ===========

Summarized financial information of the fitness centers segment is as follows:

                                                June 30   December 31
                                                   1995          1994
                                           ------------   -----------
Financial position--
  Current assets . . . . . . . . . . . . . $    236,267   $   186,491
  Property and equipment, net. . . . . . .      367,418       381,973
  Total assets . . . . . . . . . . . . . .      890,587       841,384
  Current liabilities  . . . . . . . . . .      218,977       240,256
  Long-term debt, less current maturities.      368,631       289,711
  Total liabilities. . . . . . . . . . . .      661,149       611,946
  Total equity . . . . . . . . . . . . . .      229,438       229,438

                           Three months ended        Six months ended
                                      June 30                 June 30
                          -------------------    --------------------
                               1995      1994         1995       1994
                          --------- ---------    ---------  ---------
Results of operations--
  Revenues. . . . . . . . $ 162,747 $ 160,872    $ 339,242  $ 344,711
  Operating income (loss)     2,126   (32,126)      12,342    (26,239)
  Net income (loss) . . .        --   (27,367)          --    (22,360)

Bally Entertainment Corporation
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


The Company's continuing operations comprise one industry segment, with all significant revenues arising from its casino operations and, where applicable, supporting hotel operations. As described in "Basis of presentation" in Notes to condensed consolidated financial statements of this Form 10-Q, Bally's Health & Tennis has been reflected as a discontinued operation in the Company's consolidated financial statements because of the Spin-off. The following discussion and analysis of financial condition and results of operations is that of the Company's continuing operations.


RESULTS OF OPERATIONS

Revenues, operating income (loss) before depreciation and amortization ("EBITDA") and operating income (loss) for the Company and each of its casino properties were as follows (in millions):

                               Three months ended     Six months ended
                                          June 30              June 30
                              -------------------   ------------------
                                   1995      1994       1995      1994
-----------------------------------------------------------------------

Consolidated:
  Revenues (a). . . . . . . .   $245.0    $238.4     $473.3    $450.7
  EBITDA (b). . . . . . . . .     63.6      61.7      121.3     102.3
  Operating income (c). . . .     46.0      42.2       86.4      61.4

Bally's Park Place:
  Revenues (a). . . . . . . .   $104.0    $ 96.1     $196.3    $172.4
  EBITDA (b). . . . . . . . .     37.2      35.2       66.4      51.7
  Operating income. . . . . .     30.2      27.1       52.5      36.3

The Grand:
  Revenues (a). . . . . . . .   $ 71.8    $ 64.3     $133.6    $114.8
  EBITDA (b). . . . . . . . .     16.1      12.1       28.2      14.1
  Operating income. . . . . .     11.3       6.6       19.1       3.8

Bally's Las Vegas:
  Revenues (a). . . . . . . .   $ 67.4    $ 65.0     $139.7    $133.8
  EBITDA (b). . . . . . . . .     13.8      13.7       32.3      30.6
  Operating income. . . . . .      8.2       8.8       21.1      20.8

Bally's Mississippi (d):
  Revenues (a). . . . . . . .   $   .5    $ 12.1     $  1.5    $ 27.9
  EBITDA (b). . . . . . . . .     (1.1)      2.9       (2.8)      8.3
  Operating income
   (loss) (c) . . . . . . . .     (1.3)      2.0       (3.2)      3.1

---------

Notes:

(a) Includes interest and other income for each of the three and six month periods ended June 30, 1995 and 1994.

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

(c) Includes a charge of $3.3 million for amortization of pre-opening costs in the six months ended June 30, 1994.

(d) On February 9, 1995, Bally's Mississippi entered into a venture agreement with Lady Luck Gaming Corporation ("Lady Luck") under which Bally's Mississippi has relocated its dockside casino from Mhoon Landing in Tunica, Mississippi to Lady Luck's site in Robinsonville, Mississippi (a site which, upon opening, will be the casino closest to Memphis, Tennessee), where Lady Luck constructed a 240-room hotel. In connection with the relocation, Bally's Mississippi suspended operations at Mhoon Landing on February 9, 1995. Effective April 1, 1995, Bally's Mississippi contributed its dockside casino and related assets to the venture (resulting in a 58% equity interest), and Lady Luck contributed its hotel and related assets to the venture.


Comparison of the three months ended June 30, 1995 and 1994

Revenues of the Company for the second quarter of 1995 were $245.0 million compared to $238.4 million for the 1994 quarter, an increase of $6.6 million (3%). Operating income of the Company for the second quarter of 1995 was $46.0 million compared to $42.2 million for the 1994 quarter, an increase of $3.8 million (9%). These increases principally reflect improved operating results at both of the Company's Atlantic City casino hotel resorts offset, in part, by a decline in operating results at Bally's Mississippi.


Atlantic City

Revenues of Bally's Park Place for the second quarter of 1995 were $104.0 million compared to $96.1 million for the 1994 quarter, an increase of $7.9 million (8%). Casino revenues for the 1995 quarter were $90.1 million compared to $80.9 million in 1994, an increase of $9.2 million (11%). Slot revenues increased $7.9 million (14%) due to a 21% increase in slot handle (volume) offset, in part, by a decline in the win percentage from 9.0% in the 1994 quarter to 8.5% in 1995. Bally's Park Place added 99 slot machines (a 5% increase) since June 30, 1994. Table game revenues, excluding poker, increased $.7 million (3%) due to an 8% increase in the drop (amount wagered) offset, in part, by a decrease in the hold percentage from 17.3% in the 1994 quarter to 16.0% in 1995. Other casino revenues were $1.9 million for the 1995 quarter compared to $1.3 million in 1994, an increase of $.6 million, which was primarily due to the introduction of horse race simulcasting and keno in June 1994. Rooms revenue decreased $.9 million (14%) due to increased complimentaries in the 1995 quarter causing reduced occupancy of rooms by paying customers. Operating income of Bally's Park Place for the second quarter of 1995 was $30.2 million compared to $27.1 million for the 1994 quarter, an increase of $3.1 million (11%) as the aforementioned revenue increase was offset, in part, by a $4.8 million (7%) increase in operating expenses. The operating margin (before depreciation and amortization) for the 1995 quarter of 36% remained essentially unchanged from 1994. Selling, general and administrative expenses increased $3.0 million (46%) primarily due to increased legal, insurance and other costs. Casino expenses increased $2.3 million (7%) due to expanded marketing and promotional efforts, increased gaming taxes associated with higher gaming revenues and an increase in salaries, benefits and other costs associated with the operation of horse race simulcasting and keno in 1995. Depreciation and amortization expense decreased $1.2 million (14%) primarily due to the 1994 quarter including accelerated depreciation associated with a slot machine upgrade. Other operating expenses increased $.8 million (6%) principally due to increased real estate taxes and entertainment costs.

Revenues of The Grand for the second quarter of 1995 were $71.8 million compared to $64.3 million for the 1994 quarter, an increase of $7.5 million (12%). Casino revenues for the 1995 quarter were $66.5 million compared to $59.0 million in 1994, an increase of $7.5 million (13%). Slot revenues increased $6.3 million (18%) due to a 28% increase in slot handle offset, in part, by a decline in the win percentage from 8.8% in the 1994 quarter to 8.4% in 1995. On average, The Grand had approximately 400 (28%) more slot machines in the second quarter of 1995 than 1994. Table game revenues, excluding poker, increased $.1 million as a 5% increase in the drop was substantially offset by a decrease in the hold percentage from 17.1% in the 1994 quarter to 16.4% in 1995. Poker, horse race simulcasting and keno, which commenced in April 1995, contributed $1.1 million to casino revenues. Operating income of The Grand for the second quarter of 1995 was $11.3 million compared to $6.6 million for the 1994 quarter, an increase of $4.7 million due primarily to the aforementioned revenue increase. The operating margin (before depreciation and amortization) increased from 19% in the 1994 quarter to 22% in 1995. Operating expenses increased 5% primarily due to a $3.2 million (9%) increase in casino expenses related to promotional expenses and gaming taxes associated with the aforementioned increase in casino volume and a $1.2 million (18%) increase in selling, general and administrative expenses primarily for advertising costs, partially offset by a $.7 million (13%) decrease in depreciation and amortization expense due to accelerated depreciation in 1994 of certain slot machines associated with a casino floor reconfiguration .

Management believes that the increased number of slot machines in Atlantic City has caused and will continue to cause intense promotional efforts to attract slot players as both the Company's Atlantic City casinos and their competitors seek to expand their share of slot revenues and maximize the utilization of their slot machines. Further, as a result of the aggressive competition for slot patrons, the Atlantic City slot win percentage has declined. Management believes that the slot win percentage will continue to be subject to competitive pressure and may further decline. However, management believes its Atlantic City casinos are well-positioned to compete for additional casino revenues by continuing to offer attractive promotional slot and table game programs and special events and by enhancing the appearance and comfort of their gaming space. In 1994, Bally's Park Place expanded its casino floor from 68,100 to 71,400 square feet and added another 8,700 square feet of gaming space to offer horse race simulcasting and keno, and to relocate and expand its poker operations. During the first quarter of 1995, Bally's Park Place completed a slot machine upgrade, replacing the majority of its slot machines with state-of-the-art machines with embedded bill acceptors and reconfigured its slot machine layout, adding additional slot stools and aisle space. During the second quarter of 1994, The Grand reconfigured its casino floor, widening the aisles, adding additional slot stools and replacing the majority of its slot machines with state-of-the-art machines with embedded bill acceptors.
In April 1995, The Grand completed an expansion which increased its casino floor and other gaming space by nearly 30% to accommodate approximately 400 additional slot machines, poker, horse race simulcasting and keno. The Grand is currently constructing a temporary 1,500-seat arena for headline entertainment, sport events and production shows, with completion expected in the fourth quarter of 1995. Also, both Bally's Park Place and The Grand anticipate further expansions (see "Liquidity and capital resources").


Las Vegas

Revenues of Bally's Las Vegas for the second quarter of 1995 were $67.4 million compared to $65.0 million for the 1994 quarter, an increase of $2.4 million (4%). Casino revenues for the 1995 quarter were $31.8 million compared to $31.3 million for 1994, an increase of $.5 million (2%). Slot revenues increased $1.6 million (11%) due to a 20% increase in slot handle offset, in part, by a decline in the win percentage from 6.5% in the 1994 quarter to 6.0% in 1995. Management believes the increase in slot handle was primarily attributable to an increase in walk-in business which resulted from the July 1994 opening of an automated walkway system (with related improvements to the frontage area along the Strip) and increased marketing and promotional efforts. Table game revenues decreased $1.0 million (7%) due to a decrease in the hold percentage from 16.8% in the 1994 quarter to 14.3% in 1995 offset, in part, by a 10% increase in the drop. Other casino revenues decreased $.1 million (4%). Rooms revenue remained essentially unchanged as a decline in the number of rooms occupied (related primarily to rooms out of service during the south tower remodeling in 1995) was substantially offset by a higher average room rate. Food and beverage revenues increased $1.2 million (13%) primarily due to increased convention business. Other revenues increased $.8 million (8%) primarily due to Bally's Las Vegas operating two retail gift shops in 1995 which were operated by a third party in 1994. Operating income of Bally's Las Vegas for the second quarter of 1995 was $8.2 million compared to $8.8 million for the 1994 quarter, a decrease of $.6 million (7%) as a $3.0 million (5%) increase in operating expenses exceeded the aforementioned revenue increase. The operating margin (before depreciation and amortization) for the 1995 quarter of 21% remained unchanged from 1994. Casino operating expenses increased $.9 million (5%) due principally to increased complimentaries and special events. Depreciation and amortization expense increased $.7 million (15%) due to substantive capital improvements completed during 1994. Selling, general and administrative expenses increased $.7 million (9%) due principally to increased advertising and convention-related costs. In addition, food and beverage expenses increased $.6 million (7%) due to the increase in the number of convention-related banquets held during the 1995 quarter.

Bally's Las Vegas competes principally with other casino hotels and casinos located in Las Vegas. Currently, there are approximately 30 major casino hotels located on or near the Strip, approximately 10 major casino hotels located in the Las Vegas downtown area and several major facilities located elsewhere in the Las Vegas area. In addition, there have been several public announcements concerning major casino hotel projects in Las Vegas (certain of which have commenced construction) which, when opened, will further expand capacity. Management believes that the additional casino and hotel room capacity resulting from the opening of new casino hotels has a short-term negative impact on Bally's Las Vegas, but that over the long term Bally's Las Vegas benefits from the increase in the number of visitors to Las Vegas that these new properties attract. To enhance its competitiveness in the Las Vegas market, Bally's Las Vegas has conducted an expansive capital expenditure program. Bally's Las Vegas completed an extensive renovation of its main tower during 1993 and opened the automated walkway system and related improvements during 1994. In June 1995, Bally's Las Vegas completed a redesign of the lower-level retail mall and commenced operation of a monorail system it constructed with MGM Grand that transports passengers between the two properties. In addition, Bally's Las Vegas has commenced a renovation of the south tower hotel rooms and corridors and a relocation of the race and sports book area to add approximately 7,500 square feet of gaming space, primarily for additional slot machines. Also, Bally's Grand, Inc. has announced its intention to develop a new casino hotel resort (see "Liquidity and capital resources").


Mississippi

On February 9, 1995, Bally's Mississippi entered into a venture agreement with Lady Luck under which Bally's Mississippi has relocated its dockside casino from Mhoon Landing in Tunica, Mississippi to Lady Luck's site in Robinsonville, Mississippi (a site which, upon opening, will be the casino closest to Memphis, Tennessee), where Lady Luck constructed a 240-room hotel. In connection with the relocation, Bally's Mississippi suspended operations at Mhoon Landing on February 9, 1995. Effective April 1, 1995, Bally's Mississippi contributed its dockside casino and related assets to the venture, and Lady Luck contributed its hotel and related assets to the venture. Bally's Mississippi is the majority owner and general manager (through an affiliate) of the venture; accordingly, Lady Luck's equity in the venture is reflected as "minority interests" in the condensed consolidated balance sheet. The Robinsonville site is expected to be developed to include a restaurant, an entertainment lounge, administrative facilities and additional parking. Casino operations are expected to commence at the Robinsonville site later in 1995. Revenues of Bally's Mississippi for the second quarter of 1995 were $.5 million, which resulted from the operation of the hotel. Operating loss of Bally's Mississippi for the second quarter of 1995 was $1.3 million. Operating expenses for the second quarter of 1995 includes certain equipment rental expense under lease commitments, payroll and payroll-related expenses, rooms expense and legal and advertising costs. Revenues and operating income of Bally's Mississippi for the second quarter of 1994 were $12.1 million and $2.0 million, respectively, which resulted from the operation of the dockside casino at Mhoon Landing.

The Mississippi gaming law does not limit the number of gaming licenses that may be granted. As a result, management believes there was a saturation of gaming facilities in and around the Memphis, Tennessee market, which led to the closing of six casinos in the Memphis market. As of July 31, 1995, seven gaming facilities were operating in this market, three of which are located in proximity to the Robinsonville site. These facilities (as well as any others which subsequently commence operations there) present significant competition for Bally's Mississippi when it reopens. Further, a competitor has announced it intends to proceed with development of a casino hotel resort, which would be somewhat closer to Memphis than Bally's Mississippi and, if developed as planned, would offer more casino space and greater amenities than those expected to be offered by Bally's Mississippi, which may reduce the anticipated patronage of Bally's Mississippi.


New Orleans

Bally's New Orleans commenced operation of its riverboat casino facility in New Orleans, Louisiana on July 7, 1995, after the issuance of a Certificate of Final Approval by the Louisiana Riverboat Gaming Commission. Bally's New Orleans is situated at South Shore Harbor on Lake Pontchartrain, about eight miles from the French Quarter. The riverboat accommodates up to 2,500 passengers and features a 30,000 square-foot casino (the maximum size currently allowed under Louisiana law) on the two upper decks of the vessel. Onshore facilities include a 34,000 square-foot terminal building that houses a buffet restaurant, cocktail lounge and waiting area. The Company owns an approximate 50% interest in Belle of Orleans, L.L.C., the entity that owns Bally's New Orleans, and receives a fee based upon operating results under a long-term management agreement. Deferred pre-opening costs were approximately $4.4 million, which will be amortized to expense during the first two calendar quarters of operations.

Louisiana law currently limits to fifteen the number of riverboat gaming licenses that may be granted (all but one of which have been granted), with a maximum of six riverboats in any one parish. Four riverboats are presently operating in the New Orleans area (including that of Bally's New Orleans). In addition to the riverboat casinos, a license for a single, large-scale, land-based casino has been awarded to a competitor. This casino commenced operations at a temporary location in May 1995 and is expected to be the largest land-based casino in the United States when it moves to a permanent location in mid-1996. Upon its opening, the permanent facility may draw customers who might otherwise patronize Bally's New Orleans.


Interest expense

Interest expense, net of capitalized interest, was $32.4 million for the second quarter of 1995 compared to $31.8 million for the 1994 quarter, an increase of $.6 million (2%) primarily due to increased debt levels.


Income taxes

For the three months ended June 30, 1995 and 1994, the effective rates of the income tax provision on income from continuing operations before income taxes and minority interests differed from the U.S. statutory tax rate (35%) due principally to state income taxes and nondeductible expenses (including goodwill amortization) offset, in part, by adjustments of prior years' taxes.



Comparison of the six months ended June 30, 1995 and 1994

Revenues of the Company for the six months ended June 30, 1995 were $473.3 million compared to $450.7 million for the 1994 period, an increase of $22.6 million (5%). Operating income of the Company for the six months ended June 30, 1995 was $86.4 million compared to $61.4 million for the 1994 period, an increase of $25.0 million (41%). These increases principally reflect improved operating results at both of the Company's Atlantic City casino hotel resorts offset, in part, by a decline in operating results at Bally's Mississippi.


Atlantic City

Revenues of Bally's Park Place for the six months ended June 30, 1995 were $196.3 million compared to $172.4 million for the 1994 period, an increase of $23.9 million (14%). Revenues during the first quarter of 1994 were negatively affected by severe weather in the northeastern United States. Casino revenues for the 1995 period were $170.7 million compared to $146.6 million in 1994, an increase of $24.1 million (16%). Slot revenues increased $20.0 million (20%) due to a 25% increase in slot handle offset, in part, by a decline in the win percentage from 8.9% in the 1994 period to 8.5% in 1995. Table game revenues, excluding poker, increased $2.7 million (6%) due to a 10% increase in the drop offset, in part, by a decrease in the hold percentage from 16.9% in the 1994 period to 16.4% in 1995. Other casino revenues were $3.9 million for the 1995 period compared to $2.5 million in 1994, an increase of $1.4 million due primarily to the introduction of horse race simulcasting and keno in June 1994. Rooms revenue decreased $.9 million (8%) due to increased complimentaries in 1995 causing reduced occupancy of rooms by paying customers. Other revenues increased $.7 million (15%) principally due to increased entertainment revenues and interest income offset, in part, by lower dividends in 1995 from a multi-casino linked progressive trust. Operating income of Bally's Park Place for the six months ended June 30, 1995 was $52.5 million compared to $36.3 million for the 1994 period, an increase of $16.2 million (45%) as the aforementioned revenue increase was offset, in part, by a $7.7 million (6%) increase in operating expenses. The operating margin (before depreciation and amortization) increased from 30% in the 1994 period to 34% in 1995. Casino expenses increased $6.8 million (11%) due to expanded marketing and promotional efforts, increased gaming taxes associated with higher gaming revenues and an increase in salaries, benefits and other costs associated with the operation of horse race simulcasting and keno in 1995. Other operating expenses increased $1.3 million (5%) principally due to increased real estate taxes and entertainment costs. Selling, general and administrative expenses increased $.9 million (5%) primarily due to increased legal, insurance and other costs offset, in part, by a $1.8 million gain on the settlement of a supplemental executive retirement plan in 1995. Depreciation and amortization expense decreased $1.5 million (10%) primarily due to the 1994 period including accelerated depreciation associated with the aforementioned slot machine upgrade.

Revenues of The Grand for the six months ended June 30, 1995 were $133.6 million compared to $114.8 million for the 1994 period, an increase of $18.8 million (16%). As described previously, revenues during the first quarter of 1994 were negatively affected by severe weather in the northeastern United States. Casino revenues for the 1995 period were $123.8 million compared to $104.6 million in 1994, an increase of $19.2 million (18%). Slot revenues increased $13.6 million (22%) due to a 32% increase in slot handle offset, in part, by a decline in the win percentage from 8.9% in the 1994 period to 8.4% in 1995. On average, The Grand had approximately 210 (14%) more slot machines in the 1995 period than 1994. Table game revenues, excluding poker, increased $4.5 million (11%) due to an increase in the hold percentage from 16.0% in the 1994 period to 17.2% in 1995 and a 3% increase in the drop. Poker, horse race simulcasting and keno, which commenced in April 1995, contributed $1.1 million to casino revenues. Other revenues decreased $.6 million (18%) due primarily to an adjustment to the reserve for unclaimed gaming chips and tokens in the first quarter of 1994. Operating income of The Grand for the six months ended June 30, 1995 was $19.1 million compared to $3.8 million for the 1994 period, an increase of $15.3 million due primarily to the aforementioned revenue increase. The operating margin (before depreciation and amortization) increased from 12% in the 1994 period to 21% in 1995. Operating expenses increased 3% primarily due to a $5.1 million (8%) increase in casino expenses related to promotional expenses and gaming taxes associated with the aforementioned increase in casino volume and a $1.7 million (13%) increase in selling, general and administrative expenses primarily for advertising costs, partially offset by a $1.2 million (11%) decrease in depreciation and amortization expense due to accelerated depreciation in 1994 of certain slot machines associated with the aforementioned casino floor reconfiguration.


Las Vegas

Revenues of Bally's Las Vegas for the six months ended June 30, 1995 were $139.7 million compared to $133.8 million for the 1994 period, an increase of $5.9 million (4%). Casino revenues for the 1995 period were $64.9 million compared to $64.8 million for 1994, an increase of $.1 million. Slot revenues increased $3.5 million (13%) due to a 21% increase in slot handle offset, in part, by a decline in the win percentage from 6.4% in the 1994 period to 6.0% in 1995. Management believes the increase in slot handle was primarily attributable to an increase in walk-in business which resulted from the July 1994 opening of the automated walkway system (with related improvements to the frontage area along the Strip) and increased marketing and promotional efforts. Table game revenues decreased $2.9 million (8%) due to a decrease in the hold percentage from 16.5% in the 1994 period to 14.3% in 1995 offset, in part, by a 6% increase in the drop. Other casino revenues decreased $.5 million (15%). Rooms revenue increased $.6 million (2%) primarily due to a higher average room rate. Food and beverage revenues increased $2.7 million (14%) primarily due to increased convention business. Other revenues increased $2.5 million (13%) primarily due to Bally's Las Vegas operating two retail gift shops in 1995 which were operated by a third party in 1994 and an increase in interest income earned on invested cash. Operating income of Bally's Las Vegas for the six months ended June 30, 1995 was $21.1 million compared to $20.8 million for the 1994 period, an increase of $.3 million (1%) as the aforementioned revenue increase was substantially offset by a $5.6 million (5%) increase in operating expenses. The operating margin (before depreciation and amortization) for the 1995 period of 23% remained unchanged from 1994. Other operating expenses increased $1.5 million (7%) due principally to the cost of operating the aforementioned gift shops in 1995 and additional costs associated with the operation of the automated walkway system and related improvements to the frontage area. Depreciation and amortization expense increased $1.4 million (14%) due to substantive capital improvements completed during 1994. Casino operating expenses increased $1.3 million (4%) due principally to increased complimentaries and special events. In addition, food and beverage expenses increased $1.0 million (6%) due to the increase in the number of convention-related banquets held during the 1995 period.


Mississippi

As described previously, Bally's Mississippi entered into a venture agreement with Lady Luck under which Bally's Mississippi has relocated its dockside casino from Mhoon Landing in Tunica, Mississippi to Lady Luck's site in Robinsonville, Mississippi (a site which, upon opening, will be the casino closest to Memphis, Tennessee), where Lady Luck constructed a 240-room hotel. Revenues of Bally's Mississippi for the six months ended June 30, 1995 were $1.5 million, which includes casino revenues of $1.0 million at Mhoon Landing (for the period January 1, 1995 through February 9, 1995) and rooms revenue of $.5 million at Robinsonville (for the second quarter of 1995). Operating loss of Bally's Mississippi for the six months ended June 30, 1995 was $3.2 million, which includes payroll and payroll-related expenses, certain equipment rental expense under lease commitments, rooms expense and legal and advertising costs. Revenues and operating income of Bally's Mississippi at its Mhoon Landing site for the six months ended June 30, 1994 were $27.9 million and $3.1 million, respectively. Operating income for the 1994 period included amortization of pre-opening costs of $3.3 million.


Interest expense

Interest expense, net of capitalized interest, was $64.6 million for the six months ended June 30, 1995 compared to $65.1 million in the 1994 period, a decrease of $.5 million (1%) due principally to an increase in the amount of capitalized interest and the March 1994 refinancing of Bally's Park Place's public indebtedness at a more favorable rate.


Income taxes

For the six months ended June 30, 1995 and 1994, the effective rates of the income tax provision (benefit) on income (loss) from continuing operations before income taxes and minority interests differed from the U.S. statutory tax rate (35%) due principally to state income taxes and nondeductible expenses (including goodwill amortization) offset, in part, by adjustments of prior years' taxes.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company

Bally is a holding company without operations of its own. Nevertheless, Bally has certain cash obligations that must be satisfied by obtaining cash from its subsidiaries or disposing of or leveraging certain assets. Bally's corporate cash operating costs for the foreseeable future are expected to be recovered substantially by cost allocations to its subsidiaries. Bally has debt service requirements and preferred stock dividend payments of approximately $17 million over the next twelve months. Cash requirements for Bally also include income tax payments which management estimates, net of amounts to be collected from subsidiaries pursuant to tax sharing agreements, to be approximately $12 million over the next twelve months.

Sources of cash available to Bally are generally limited to existing cash balances ($25.3 million at June 30, 1995), management fees or cost allocations to subsidiaries, receipts pursuant to tax sharing agreements, dividends from subsidiaries, asset sales and issuance of new securities. The Company is presently preparing to offer for sale a new issue of convertible preferred stock to provide additional equity, for which the offering size has not yet been determined. In connection therewith, on August 4, 1995 the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission, which has not yet been declared effective.

Each of Bally's principal operating subsidiaries presently have debt covenants which limit the payment of dividends to Bally and the redemption of stock owned by Bally. Under the terms of the Senior Discount Notes, an amount equal to dividends paid pursuant to a net income test by Bally's Park Place to Casino Holdings may be declared as a dividend by Casino Holdings and be paid to Bally. For the six months ended June 30, 1995, over $5 million in dividends have been paid to Bally, and as of June 30, 1995 almost $6 million was available for the payment of additional dividends, pursuant to this net income test. Dividends to Bally from subsidiaries other than Bally's Park Place are not expected over the next twelve months. Bally believes it will be able to satisfy its cash needs over the next twelve months, but remains dependent upon the ability of its subsidiaries to pay management fees, cost allocations, income taxes and dividends or to advance funds to meet its future cash requirements.

The Spin-off of Bally's Health & Tennis is expected to be accomplished by a stock dividend to Bally's stockholders during 1995 of all shares of Bally's Health & Tennis owned by the Company. As a result, stockholders' equity of the Company will be reduced by the amount of its investment in Bally's Health & Tennis and by a portion of income taxes receivable from Bally's Health and Tennis to the extent any amounts are forgiven, and the Company's debt to equity ratio will increase substantially. See "Discontinued operations" in Notes to condensed consolidated financial statements.

Subsidiaries


Casino Holdings

Casino Holdings. Casino Holdings is a holding company without operations of its own and relies on obtaining cash from its subsidiaries to meet its cash obligations. Casino Holdings has no scheduled interest or principal payments on the Senior Discount Notes until 1998 but expects to continue to incur costs and obligations in the pursuit of new gaming ventures. Sources of cash available to Casino Holdings are generally limited to existing cash balances ($7.4 million at June 30, 1995) and loan repayments, dividends and management fees from subsidiaries. To the extent Casino Holdings requires additional funds for existing ventures or to develop new ventures, Casino Holdings expects that it will be able to obtain financing for a significant portion of such cash requirements from a combination of third party sources, including banks, suppliers and capital markets.

Bally's Park Place and Bally's Grand, Inc. are both limited with respect to amounts which may be paid as dividends to Casino Holdings under the terms of their respective public debt indentures. In addition to the funds that are available to be paid by Casino Holdings to Bally under Bally's Park Place's net income test, Bally's Park Place may pay additional dividends of up to $25 million to Casino Holdings that are not available to be paid by Casino Holdings to Bally, of which $15 million was paid by Bally's Park Place in July 1995. Bally's Grand, Inc. is presently not expected to pay dividends over the next twelve months.

Bally's New Orleans, which commenced operations in July 1995, and Bally's Mississippi, expected to commence operations later in 1995, are expected to generate unrestricted cash flows thereafter, a portion of which will be used by each of Bally's New Orleans and Bally's Mississippi to pay management fees to Casino Holdings and to repay Casino Holdings for project costs and working capital requirements funded by Casino Holdings. Casino Holdings believes it will be able to satisfy its cash needs over the next twelve months, although it remains dependent upon the ability of its subsidiaries to generate cash to repay advances and to pay management fees and dividends.


Bally's Park Place. Bally's Park Place has no scheduled principal payments under its public indebtedness until 2004, and its scheduled principal payments under other indebtedness outstanding at June 30, 1995 are not significant. Management plans to make capital expenditures of approximately $16 million over the next twelve months for the completion of the penthouse floor in the hotel tower, expansions of meeting room and ballroom space, restaurant and kitchen renovations and other improvements and equipment necessary to maintain Bally's Park Place in first-class condition. As of June 30, 1995, Bally's Park Place had an unused line of credit totalling $50 million. The Company believes that Bally's Park Place will be able to satisfy its debt service and the aforementioned capital expenditure requirements and pay dividends over the next twelve months out of existing cash balances ($33.7 million at June 30, 1995) and cash flow from operations.

In addition, Bally's Park Place has announced its intention to develop a highly-themed, western-style casino and entertainment complex on Boardwalk property adjacent to its existing facility. The complex is presently planned to include approximately 50,000 square feet of casino space and cost approximately $80 million, with groundbreaking expected in early 1996. Bally's Park Place intends to finance the expansion through cash generated by operations and, if necessary, utilization of its line of credit.


Bally's Las Vegas. Bally's Grand, Inc. has no scheduled principal payments on its indebtedness outstanding until 2003. Significant capital improvement projects planned at Bally's Las Vegas over the next twelve months include the renovation of the south tower hotel rooms and corridors and the relocation of the race and sports book area to expand gaming space, each of which has already commenced. These and certain other improvements are expected to cost approximately $22 million, of which approximately $8 million was expended through June 30, 1995. In addition, capital expenditures of approximately $8 million are required over the next twelve months to maintain Bally's Las Vegas in first-class condition. The Company believes that Bally's Grand, Inc. will be able to satisfy its debt service and the aforementioned capital expenditure requirements over the next twelve months out of existing cash balances ($59.9 million at June 30, 1995) and cash flow from operations.

In May 1995, Bally's Grand, Inc. announced its intention to develop a separate casino hotel resort with a Paris, France theme (the "Paris Resort and Casino") on approximately 24 acres of land situated on the Strip adjacent to Bally's Las Vegas. Bally's Grand, Inc. expects to finalize development plans for the Paris Resort and Casino by the end of 1995, at which time construction costs will be better known and third-party financing for the project will be sought. The cost of the project, exclusive of the value of land already owned by Bally's Grand, Inc., is presently estimated to be $250 million.


Bally's Mississippi. As described previously, Bally's Mississippi entered into a venture agreement with Lady Luck under which Bally's Mississippi has relocated its dockside casino from Mhoon Landing in Tunica, Mississippi to Lady Luck's site in Robinsonville, Mississippi (a site which, upon opening, will be the casino closest to Memphis, Tennessee), where Lady Luck constructed a 240-room hotel. The Robinsonville site is expected to be developed to include a restaurant, an entertainment lounge, administrative facilities and additional parking prior to the commencement of casino operations later in 1995.
In March 1995, Bally's Mississippi received a commitment from a lender for a construction loan which converts to a three-year term loan for maximum borrowings of up to $10 million. Proceeds from the construction loan in addition to advances from Casino Holdings (presently estimated to be $8 million) are expected to substantially cover Bally's Mississippi's relocation, development and working capital requirements.


Bally's New Orleans. Bally's New Orleans began operating as a riverboat casino facility on Lake Pontchartrain in July 1995. A total of approximately $55 million was required to construct and equip the riverboat and to develop related landside improvements. The project cost was partially funded by two five-year term loans totalling approximately $30 million. Casino Holdings has funded the remaining project cost. Bally's New Orleans has debt service requirements totalling approximately $8 million over the next twelve months under the terms of the two five-year loans, which is expected to be funded by cash flow from operations. In addition, Bally's New Orleans may seek additional third-party financing, which would be used to repay amounts funded by Casino Holdings.


Other.  In April 1995, a subsidiary of Casino Holdings obtained a
$15 million unsecured loan, the proceeds of which were used to repay its obligation to Bally for shares of Bally's Grand, Inc. common stock purchased previously and to purchase additional shares of Bally's Grand, Inc. common stock from Bally. The loan matures in April 1996, unless an option to extend the maturity date to October 1996 is exercised by the subsidiary (subject to satisfaction of certain conditions). The subsidiary expects to meet its debt service requirements through funding from Casino Holdings.


The Grand

The Grand has no scheduled principal payments under its public indebtedness until 2003. Management expects to make capital expenditures of approximately $12 million over the next twelve months for a temporary 1,500-seat entertainment arena, refurbishment of suites, additional slot machines and certain other public area improvements necessary to maintain The Grand in first-class condition. As of June 30, 1995, The Grand had an unused line of credit totalling $20 million. The Company believes The Grand will be able to satisfy its debt service and the aforementioned capital expenditure requirements over the next twelve months out of existing cash balances ($18.1 million at June 30, 1995) and cash flow from operations.

In addition, The Grand has filed plans with local authorities seeking approval for construction of a 300-room hotel tower, including meeting rooms, a restaurant and other related amenities, all on land owned by Bally's Park Place adjacent to The Grand. The planned expansion of The Grand is subject to various governmental approvals and third-party consents, including the receipt of Casino Reinvestment Development Authority investment obligation credits. The Grand intends to finance the expansion through cash generated by operations and utilization of its line of credit.

Bally Entertainment Corporation
PART II.  OTHER INFORMATION

Item 2.  Changes in securities

         See "Long-term debt" in Notes to Condensed Consolidated
         Financial Statements of this Form 10-Q for a description of the 8% Debentures issued by the Company in July 1995 in exchange for 6% Debentures.

Item 4.  Submission of matters to a vote of security holders

         At the annual meeting of stockholders held on May 16, 1995, the stockholders considered and voted on the following items:

 (a) Two persons nominated by the Board of Directors for election as directors of Class III for a three-year term expiring in 1998 or until their successors have been duly elected, along with the voting results which resulted in each nominee being elected as a director, were as follows:

                                 Votes           Votes
             Nominee             cast for        withheld
             -------             -----------     ----------

             Arthur M. Goldberg  40,922,141      1,613,064
             Edwin M. Halkyard   40,950,040      1,585,165

 (b) An amendment to the Company's 1989 Incentive Plan (the "1989 Plan") to eliminate the ability to issue stock appreciation rights or stock depreciation rights and to increase the number of shares reserved for issuance under the 1989 Plan, and the voting results which resulted in the adoption of the amendment, were as follows:

             Votes cast for      Votes against   Abstentions
             --------------      -------------   -----------

             35,335,165          5,629,135       1,570,905

 (c) An amendment to the Company's Employee Stock Purchase Plan (the "Stock Purchase Plan") to increase the number of shares reserved for issuance under the Stock Purchase Plan, and the voting results which resulted in the adoption of the amendment, were as follows:

             Votes cast for      Votes against   Abstentions
             --------------      -------------   -----------

             38,722,971          2,308,130       1,504,104

Bally Entertainment Corporation
PART II.  OTHER INFORMATION (continued)

Item 6.  Exhibits and reports on Form 8-K

 (a)     Exhibits:

         4 (ii) 16  Indenture relating to 8% Convertible Senior
                    Subordinated Debentures due 2000, dated as of July 13, 1995, between Bally Entertainment Corporation and First Bank National Association, as Trustee (filed as an exhibit to Bally's Form T-3, as amended).

         27   Financial Data Schedule

 (b)     Reports on Form 8-K:

             Date                Item            Financial statements
             --------------      -------------   --------------------

             June 12, 1995       #5 and #7       None
             June 29, 1995       #5 and #7       None

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





Dated:  August 14, 1995