Form 10-Q
period 1995-09-30
BALLY ENTERTAINMENT CORP
filed 1995-11-14
CIK 9435

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 for the period ended September 30, 1995


                                      or


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

Yes:   X       No:


As of October 31, 1995, 47,252,983 shares of the registrant's common stock were outstanding.

                       BALLY ENTERTAINMENT CORPORATION

                                    INDEX



PART I.   FINANCIAL INFORMATION

   Item 1.  Financial statements:

     Condensed consolidated balance sheet (unaudited)
          September 30, 1995 and December 31, 1994

     Condensed consolidated statement of operations
        (unaudited)
          Nine months ended September 30, 1995 and 1994

     Condensed consolidated statement of operations
        (unaudited)
          Three months ended September 30, 1995 and 1994

     Condensed consolidated statement of stockholders'
        equity (unaudited)
          Nine months ended September 30, 1995

     Condensed consolidated statement of cash flows
        (unaudited)
          Nine months ended September 30, 1995 and 1994

     Notes to condensed consolidated financial statements
        (unaudited)

   Item 2.  Management's discussion and analysis of
        financial condition and results of operations


PART II.  OTHER INFORMATION

   Item 2.  Changes in securities

   Item 5.  Other information

   Item 6.  Exhibits and reports on Form 8-K


SIGNATURE PAGE

Bally Entertainment Corporation
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
                                            September 30   December 31
                                                    1995          1994
----------------------------------------------------------------------
                                                        (In thousands)
                   ASSETS
Current assets:
  Cash and equivalents . . . . . . . . . . .  $  174,963    $  178,427
  Due from underwriters. . . . . . . . . . .     167,530
  Marketable securities, at fair value . . .      14,925         6,031
  Receivables, less allowances of $13,665
    and $12,196. . . . . . . . . . . . . . .      23,666        23,450
  Inventories. . . . . . . . . . . . . . . .       8,251         8,113
  Deferred income taxes. . . . . . . . . . .      13,912        16,299
  Other current assets . . . . . . . . . . .       8,923        16,373
                                              ----------    ----------
    Total current assets . . . . . . . . . .     412,170       248,693

Property and equipment, less accumulated
  depreciation of $493,206 and $445,239. . .   1,254,574     1,186,868
Investment in and receivables from
  discontinued operations. . . . . . . . . .     272,281       291,012
Intangible assets, less accumulated
  amortization of $27,742 and $24,398. . . .     123,367       123,367
Other assets . . . . . . . . . . . . . . . .     100,228        86,221
                                              ----------    ----------
                                              $2,162,620    $1,936,161
                                              ==========    ==========


     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . . . . .  $   14,478    $   21,065
  Payable to brokers for security
    purchases, net . . . . . . . . . . . . .       7,503         7,680
  Income taxes payable . . . . . . . . . . .      23,741        27,707
  Accrued liabilities. . . . . . . . . . . .     122,833       113,990
  Current maturities of long-term debt . . .      26,021         7,200
                                              ----------    ----------
    Total current liabilities. . . . . . . .     194,576       177,642

Long-term debt, less current maturities. . .   1,281,413     1,258,990
Deferred income taxes. . . . . . . . . . . .     163,291       152,851
Other liabilities. . . . . . . . . . . . . .       6,572        15,656

Minority interests . . . . . . . . . . . . .      37,169        37,410

Stockholders' equity . . . . . . . . . . . .     479,599       293,612
                                              ----------    ----------
                                              $2,162,620    $1,936,161
                                              ==========    ==========





See accompanying notes.

Bally Entertainment Corporation
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
                                                    Nine months ended
                                                         September 30
                                             ------------------------
                                                   1995          1994
---------------------------------------------------------------------
                                (In thousands, except per share data)

Revenues . . . . . . . . . . . . . . . . . . $  760,467    $  712,017

Costs and expenses:
  Cost of operations . . . . . . . . . . . .    466,749       443,844
  Selling, general and administrative. . . .     87,571        91,066
  Gaming development costs, including
    amortization of pre-opening costs of
    $2,492 and $3,330. . . . . . . . . . . .      6,373         7,423
  Depreciation and amortization. . . . . . .     54,500        56,104
                                             ----------    ----------
                                                615,193       598,437
                                             ----------    ----------
Operating income . . . . . . . . . . . . . .    145,274       113,580
Gain on sales of marketable securities . . .      1,346         3,236
Interest expense . . . . . . . . . . . . . .    (98,188)      (97,414)
                                             ----------    ----------
Income from continuing operations before
  income taxes and minority interests. . . .     48,432        19,402
Income tax provision . . . . . . . . . . . .    (19,000)       (8,500)
Minority interests . . . . . . . . . . . . .      1,018        (2,607)
                                             ----------    ----------
Income from continuing operations. . . . . .     30,450         8,295
Loss from discontinued operations. . . . . .    (10,980)      (46,091)
                                             ----------    ----------
Income (loss) before extraordinary item. . .     19,470       (37,796)
Extraordinary gain (loss) on extinguishment
  of debt. . . . . . . . . . . . . . . . . .        458       (20,735)
                                             ----------    ----------
Net income (loss). . . . . . . . . . . . . .     19,928       (58,531)
Preferred stock dividend requirement . . . .     (2,083)       (2,083)
                                             ----------    ----------
Net income (loss) applicable to common
  stock. . . . . . . . . . . . . . . . . . . $   17,845    $  (60,614)
                                             ==========    ==========

Per common and common equivalent share:
  Income from continuing operations. . . . . $      .57    $      .14
  Loss from discontinued operations. . . . .       (.22)         (.99)
  Extraordinary gain (loss) on
    extinguishment of debt . . . . . . . . .        .01          (.44)
                                             ----------    ----------
  Net income (loss). . . . . . . . . . . . . $      .36    $    (1.29)
                                             ==========    ==========





See accompanying notes.

Bally Entertainment Corporation
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
                                                   Three months ended
                                                         September 30
                                              -----------------------
                                                   1995          1994
---------------------------------------------------------------------
                                (In thousands, except per share data)

Revenues . . . . . . . . . . . . . . . . . . $  287,127    $  261,291

Costs and expenses:
  Cost of operations . . . . . . . . . . . .    174,130       156,239
  Selling, general and administrative. . . .     30,281        30,910
  Gaming development costs, including
    amortization of pre-opening costs of
    $2,492 in 1995 . . . . . . . . . . . . .      4,194         3,439
  Depreciation and amortization. . . . . . .     19,663        18,485
                                             ----------    ----------
                                                228,268       209,073
                                             ----------    ----------
Operating income . . . . . . . . . . . . . .     58,859        52,218
Gain on sales of marketable securities . . .        221         3,236
Interest expense . . . . . . . . . . . . . .    (33,582)      (32,331)
                                             ----------    ----------
Income from continuing operations before
  income taxes and minority interests. . . .     25,498        23,123
Income tax provision . . . . . . . . . . . .    (10,100)      (10,000)
Minority interests . . . . . . . . . . . . .      1,615        (1,349)
                                             ----------    ----------
Income from continuing operations. . . . . .     17,013        11,774
Loss from discontinued operations. . . . . .    (10,980)
                                             ----------    ----------
Income before extraordinary item . . . . . .      6,033        11,774
Extraordinary gain on extinguishment
  of debt. . . . . . . . . . . . . . . . . .         13
                                             ----------    ----------
Net income . . . . . . . . . . . . . . . . .      6,046        11,774
Preferred stock dividend requirement . . . .       (694)         (694)
                                             ----------    ----------
Net income applicable to common stock. . . . $    5,352    $   11,080
                                             ==========    ==========

Per common and common equivalent share:
  Income from continuing operations. . . . . $      .32    $      .24
  Loss from discontinued operations. . . . .       (.21)
  Extraordinary gain on extinguishment
    of debt. . . . . . . . . . . . . . . . .         --
                                             ----------    ----------
  Net income . . . . . . . . . . . . . . . . $      .11    $      .24
                                             ==========    ==========






See accompanying notes.

Bally Entertainment Corporation
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)
                                                                                           Total
                                                Capital in                     Common     stock-
                        Preferred     Common     excess of    Accumulated    stock in   holders'
Dollar amounts              stock      stock     par value        deficit    treasury     equity
------------------------------------------------------------------------------------------------
                                                           (In thousands, except per share data)
Balance at
 December 31, 1994 . . . $    694   $ 31,426      $295,110       $(31,581)   $ (2,037)  $293,612
  Net income . . . . . .                                           19,928                 19,928
  Issuance of 8% PRIDES
   Convertible Preferred
   Stock . . . . . . . .   15,525                  151,305                               166,830
  Dividends on Series D
   Preferred Stock,
   $3.00 per share . . .                                           (2,083)                (2,083)
  Change in unrealized
   gain/loss on available-
   for-sale securities .                                             (370)                  (370)
  Issuance of common
   stock under stock
   purchase and option
   plans . . . . . . . .                 172         1,510                                 1,682
                         --------   --------      --------       --------    --------   --------
Balance at
 September 30, 1995. . . $ 16,219   $ 31,598      $447,925       $(14,106)   $ (2,037)  $479,599
                         ========   ========      ========       ========    ========   ========

                                                          Preferred stock           Common stock
                                                  -----------------------    -------------------
Share amounts                                     Series D      8% PRIDES      Issued   Treasury
------------------------------------------------------------------------------------------------
                                                                                  (In thousands)

Balance at December 31, 1994 . . . . . . . .           694                     47,138        147
  Issuance of 8% PRIDES Convertible
   Preferred Stock . . . . . . . . . . . . .                       15,525
  Issuance of common stock under
   stock purchase and option plans . . . . .                                      259
                                                  --------       --------    --------   --------
Balance at September 30, 1995. . . . . . . .           694         15,525      47,397        147
                                                  ========       ========    ========   ========

See accompanying notes.

Bally Entertainment Corporation
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
                                                    Nine months ended
                                                         September 30
                                              -----------------------
                                                   1995          1994
---------------------------------------------------------------------
                                                       (In thousands)
OPERATING:
 Income from continuing operations . . . . . $   30,450    $    8,295
 Adjustments to reconcile to cash provided--
  Depreciation and amortization
    (including pre-opening costs). . . . . .     56,992        59,434
  Interest accretion on discount notes
    and other amortization included in
    interest expense . . . . . . . . . . . .     15,270        14,788
  Deferred income taxes. . . . . . . . . . .     13,111        10,694
  Provision for doubtful receivables . . . .      3,360         4,549
  Change in operating assets and liabilities     (9,939)      (54,240)
  Other, net . . . . . . . . . . . . . . . .     (5,223)       (1,358)
                                             ----------    ----------
     Cash provided by operating activities .    104,021        42,162
INVESTING:
 Purchases of property and equipment . . . .   (104,105)      (76,119)
 Acquisitions of Bally's Grand, Inc.
  common stock . . . . . . . . . . . . . . .    (15,179)      (12,122)
 Advances to nonconsolidated ventures. . . .    (13,600)
 Purchases of marketable securities. . . . .     (9,748)       (7,254)
 Net proceeds from sales of marketable
  securities . . . . . . . . . . . . . . . .      5,335        10,490
 Other, net. . . . . . . . . . . . . . . . .     (7,327)       (5,683)
                                             ----------    ----------
     Cash used in investing activities . . .   (144,624)      (90,688)
FINANCING:
 Debt transactions --
  Proceeds from long-term borrowings . . . .     48,316       434,970
  Repayments of long-term debt . . . . . . .    (17,473)     (386,934)
  Debt issuance costs. . . . . . . . . . . .       (769)      (15,894)
                                             ----------    ----------
     Cash provided by debt transactions. . .     30,074        32,142
 Equity transactions --
  Preferred stock dividends. . . . . . . . .     (2,083)       (2,083)
  Proceeds from issuance of common stock
    under stock purchase and option plans. .      1,397           130
                                             ----------    ----------
     Cash provided by financing activities .     29,388        30,189
DISCONTINUED OPERATIONS:
     Cash provided by discontinued
       operations. . . . . . . . . . . . . .      7,751           734
                                             ----------    ----------
Decrease in cash and equivalents . . . . . .     (3,464)      (17,603)
Cash and equivalents, beginning of period. .    178,427       192,078
                                             ----------    ----------
Cash and equivalents, end of period. . . . . $  174,963    $  174,475
                                             ==========    ==========



                                 (continued)

Bally Entertainment Corporation
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS--(continued)
(unaudited)
                                                    Nine months ended
                                                         September 30
                                              -----------------------
                                                   1995          1994
---------------------------------------------------------------------
                                                       (In thousands)
SUPPLEMENTAL CASH FLOWS INFORMATION:

  Changes in operating assets and
    liabilities were as follows--
      Increase in receivables. . . . . . . . $   (2,966)   $   (1,036)
      Increase in inventories. . . . . . . .       (137)         (395)
      (Increase) decrease in other
        current assets . . . . . . . . . . .      7,831        (2,878)
      Increase in other assets . . . . . . .     (2,271)       (3,144)
      Decrease in payables and
        accrued liabilities. . . . . . . . .     (1,934)      (11,841)
      Decrease in income taxes payable . . .     (3,928)      (33,806)
      Decrease in other liabilities  . . . .     (6,534)       (1,140)
                                             ----------    ----------
                                             $   (9,939)   $  (54,240)
                                             ==========    ==========

  Cash payments for interest and income
    taxes for continuing operations were
    as follows--
      Interest paid. . . . . . . . . . . . . $   78,283    $   80,241
      Interest capitalized . . . . . . . . .     (2,688)       (2,177)
      Income taxes paid (net of refunds) . .      9,909        31,615

  Investing and financing activities exclude
    the following non-cash activities--
      Issuance of 8% PRIDES Convertible
        Preferred Stock (settled
        on October 3, 1995). . . . . . . . . $  167,530    $
      Contribution of net assets into
        consolidated venture by minority
        interest . . . . . . . . . . . . . .     13,166
      Purchases of marketable securities on
        margin (including unsettled
        purchases) . . . . . . . . . . . . .     13,610         7,229
      Sales of margined marketable securities
        (including unsettled sales). . . . .     10,221         7,229
      Reduction of intangible assets
        resulting from the settlement
        of a pre-acquisition contingency . .                    3,998
      Discontinued operations--
        Capital contribution to Bally's Health
          & Tennis Corporation (forgiveness
          of income tax obligation). . . . .                   21,000
        Reduction in income taxes receivable
          from Bally's Health & Tennis
          Corporation. . . . . . . . . . . .                   10,861



See accompanying notes.

Bally Entertainment Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands except per share data) (unaudited)


Basis of presentation

The accompanying condensed consolidated financial statements include the accounts of Bally Entertainment Corporation ("Bally") and the subsidiaries which it controls (collectively, the "Company"). The condensed consolidated financial statements have been presented to reflect Bally's Health & Tennis Corporation ("Bally's Health & Tennis"), which operates the nation's largest chain of fitness centers, as a discontinued operation because of a spin-off of the fitness centers business (see "Discontinued operations"). As a result, the Company's continuing operations comprise one industry segment, with all significant revenues presently arising from its casino operations and where applicable, supporting hotel operations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at September 30, 1995, its condensed consolidated statements of operations for the three and nine months ended September 30, 1995 and 1994, its condensed consolidated statement of stockholders' equity for the nine months ended September 30, 1995 and its condensed consolidated statement of cash flows for the nine months ended September 30, 1995 and 1994. All such adjustments were of a normal recurring nature, except for those adjustments required to present Bally's Health & Tennis as a discontinued operation and to reflect a refinancing of indebtedness of a subsidiary in March 1994 (see "Long-term debt").

Certain reclassifications have been made to prior period financial statements to conform with the 1995 presentation.

Seasonal factors

The Company's operations are subject to seasonal factors and, therefore, the results of operations for the three and nine months ended September 30, 1995 and 1994 are not necessarily indicative of the results of operations for the full year.

Acquisitions of Bally's Grand, Inc. common stock

Bally's Grand, Inc. owns and operates the casino hotel resort in Las Vegas, Nevada known as "Bally's Las Vegas." During the nine months ended September 30, 1995, the Company acquired 850,810 shares of Bally's Grand, Inc. common stock in several transactions for $8,747. Additionally, Bally's Grand, Inc. repurchased 600,000 shares of its common stock in several transactions during that period for $6,432. As a result of the aforementioned transactions, Bally owns approximately 80% of the Bally's Grand, Inc. common shares outstanding at September 30, 1995. The acquisitions of Bally's Grand, Inc. common stock have been recorded using the purchase method of accounting and the excess of the purchase price over the estimated fair value of net assets acquired ($2,253 in 1995) is being amortized using the straight-line method over 20 years.

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

Long-term debt

The carrying amounts of the Company's long-term debt at September 30, 1995 and December 31, 1994 are as follows:

                                           September 30   December 31
                                                   1995          1994
                                           ------------   -----------
Bally:
 6% Convertible Subordinated Debentures
   due 1998. . . . . . . . . . . . . . . . . $    1,804    $   15,715
 8% Convertible Senior Subordinated
   Debentures due 2000 . . . . . . . . . . .     13,586
 10% Convertible Subordinated Debentures
   due 2006. . . . . . . . . . . . . . . . .     80,000        80,000
Bally's Casino Holdings, Inc.:
 Senior Discount Notes due 1998, less
   unamortized discount of $46,391 and
   $63,319 . . . . . . . . . . . . . . . . .    146,169       149,281
Bally's Park Place, Inc.:
 9-1/4% First Mortgage Notes due 2004. . . .    425,000       425,000
GNAC, CORP.:
 10-5/8% First Mortgage Notes due 2003,
   less unamortized discount of $1,716
   and $1,824. . . . . . . . . . . . . . . .    273,284       273,176
Bally's Grand, Inc.:
 10-3/8% First Mortgage Notes due 2003 . . .    315,000       315,000
Bally's Casino*Lakeshore Resort:
 Term loan . . . . . . . . . . . . . . . . .     22,611
 Construction loan . . . . . . . . . . . . .                    4,358
Other secured and unsecured obligations. . .     29,980         3,660
                                             ----------    ----------
Total long-term debt . . . . . . . . . . . .  1,307,434     1,266,190
Current maturities of long-term debt . . . .    (26,021)       (7,200)
                                             ----------    ----------
Long-term debt, less current maturities. . . $1,281,413    $1,258,990
                                             ==========    ==========

In July 1995, Bally completed an exchange offer pursuant to which Bally exchanged $13,586 of 8% Convertible Senior Subordinated Debentures due 2000 (the "8% Debentures") for $13,586 of 6% Convertible Subordinated Debentures due 1998 (the "6% Debentures"). The exchange eliminated all cash sinking fund requirements for the 6% Debentures and restrictive dividend covenants, enabling Bally to proceed with the spin-off of Bally's Health & Tennis. At any time prior to maturity or redemption, the 8% Debentures are convertible into shares of common stock of Bally, par value $.66-2/3 per share (the "Common Stock"), at a conversion price of $13.85 per share (subject to adjustment in certain events, including the spin-off of Bally's Health & Tennis).

Also in July 1995, Bally's Casino*Lakeshore Resort ("Bally's New Orleans") replaced its construction loan with a five-year term loan, which is secured by its riverboat and guaranteed by Bally. The term loan requires monthly payments of $490, including interest at 9.58%.

The Company purchased $5,000 and $20,040 principal amount of the Bally's Casino Holdings, Inc. Senior Discount Notes due 1998 (the "Senior Discount Notes") during the three and nine months ended September 30, 1995, respectively, which resulted in extraordinary gains of $13 and $458, respectively, net of income taxes of $7 and $247, respectively.

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

Issuance of equity securities

On September 28, 1995, Bally issued 15,525,000 shares of 8% PRIDES Convertible Preferred Stock, par value $1.00 per share (the "PRIDES"), which provided proceeds of $166,830 after expenses (received October 3, 1995). Generally, holders of shares of PRIDES have the right with holders of Common Stock to vote in the election of Bally's Board of Directors (the "Board") and upon each other matter coming before any meeting of the holders of Common Stock, on the basis of 4/5 of a vote for each share of PRIDES held. On October 3, 1999, the shares of PRIDES mandatorily convert into an equal number of shares of Common Stock (subject to adjustment in certain events, including the spin-off of Bally's Health & Tennis), and the right to receive an amount in cash equal to any accrued and unpaid dividends thereon. At any time prior to October 3, 1999, unless previously redeemed, each share of PRIDES is convertible (at the option of the holder) into .82 of a share of Common Stock (equivalent to a conversion price of $13.567 per share of Common Stock), subject to adjustment in certain events, including the spin-off of Bally's Health & Tennis. The shares of PRIDES are not redeemable by Bally prior to October 3, 1998 and rank senior to the Common Stock, but junior to the Company's Series D Convertible Exchangeable Preferred Stock, as to the payment of dividends and distribution of assets upon liquidation. The PRIDES have an aggregate liquidation value of $172,716, plus any accrued and unpaid dividends thereon.

Earnings (loss) per common and common equivalent share

Earnings (loss) per common and common equivalent share is computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of common stock and common stock equivalents outstanding during each period, which totalled 51,671,071 and 46,923,607 for the three months ended September 30, 1995 and 1994, respectively, and 50,924,758 and 46,904,293 for the nine months ended September 30, 1995 and 1994, respectively. Common stock equivalents (which primarily represent the dilutive effect of the assumed exercise of certain outstanding stock options and the assumed conversion of exchangeable preferred stock of a subsidiary) increased the weighted average number of shares outstanding by 4,445,204 and 3,829,216 for the three and nine months ended September 30, 1995. The assumed exercise of outstanding stock options was not significant and the assumed conversion of preferred stock was not applicable for the three and nine months ended September 30, 1994.

Discontinued operations

On June 28, 1994, the Board approved a plan to spin-off Bally's Health & Tennis (the "Spin-off"). As a result, the Company recognized a $23,731 after-tax provision in June 1994 to provide for estimated operating losses until disposal. Several unexpected delays in completing the Spin-off were encountered which, when combined with recent lower than expected operating results of the fitness centers segment, resulted in the Company's recognition of a $10,980 after-tax provision in the third quarter of 1995 to provide for additional operating losses estimated through the date of the Spin-off.

On November 6, 1995, the Board declared a spin-off distribution to holders of Common Stock at the close of business on November 15, 1995 (the "Record Date"), whereby one share of Bally's Health & Tennis common stock will be distributed for every four shares of Common Stock held on the Record Date. The distribution of the Bally's Health & Tennis common stock, which will represent all of its issued and outstanding stock, is expected to be completed as a tax-free dividend on or about
January 5, 1996.

The Company's investment in and receivables from discontinued operations at September 30, 1995 and December 31, 1994 consists of:

                                           September 30   December 31
                                                   1995          1994
                                           ------------   -----------

Investment in fitness centers segment. . . $    218,458   $   229,438
Income taxes receivable from fitness
  centers segment. . . . . . . . . . . . .       52,990        52,990
Other receivables from fitness centers
  segment. . . . . . . . . . . . . . . . .          833         8,584
                                           ------------   -----------
                                           $    272,281   $   291,012
                                           ============   ===========

Summarized financial information of the fitness centers segment is as follows:

                                           September 30   December 31
                                                   1995          1994
                                           ------------   -----------
Financial position--
  Current assets . . . . . . . . . . . . . $    196,019   $   186,491
  Property and equipment, net. . . . . . .      358,900       381,973
  Total assets . . . . . . . . . . . . . .      857,522       841,384
  Current liabilities  . . . . . . . . . .      202,552       240,256
  Long-term debt, less current maturities.      366,173       289,711
  Total liabilities. . . . . . . . . . . .      639,064       611,946
  Total equity . . . . . . . . . . . . . .      218,458       229,438

                           Three months ended       Nine months ended
                                 September 30            September 30
                          -------------------    --------------------
                               1995      1994         1995       1994
                          --------- ---------    ---------  ---------
Results of operations--
  Revenues. . . . . . . . $ 169,827 $ 167,035    $ 509,069  $ 511,746
  Operating income (loss)     1,862      (541)      14,204    (26,780)
  Net loss. . . . . . . .   (10,980)       --      (10,980)   (46,091)

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


RESULTS OF OPERATIONS

Revenues and operating income (loss) for the Company and each of its casino properties were as follows (in millions):

                               Three months ended    Nine months ended
                                     September 30         September 30
                              -------------------   ------------------
                                   1995      1994       1995      1994
-----------------------------------------------------------------------

Consolidated (a)(b):
  Revenues (c). . . . . . . .   $287.1    $261.3     $760.5    $712.0
  Operating income (d)(e) . .     58.9      52.2      145.3     113.6

Bally's Park Place:
  Revenues (c). . . . . . . .   $119.0    $111.6     $315.3    $284.0
  Operating income. . . . . .     38.7      34.2       91.2      70.5

The Grand:
  Revenues (c). . . . . . . .   $ 78.6    $ 72.0     $212.2    $186.8
  Operating income. . . . . .     16.7      11.8       35.8      15.7

Bally's Las Vegas:
  Revenues (c). . . . . . . .   $ 69.9    $ 68.8     $209.6    $202.6
  Operating income. . . . . .      9.2       9.7       30.3      30.5

Bally's New Orleans (a):
  Revenues (c). . . . . . . .   $ 17.7               $ 17.7
  Operating loss (d). . . . .     (2.7)                (3.0)

Bally's Mississippi (b):
  Revenues (c). . . . . . . .   $   .8    $  7.3     $  2.3    $ 35.2
  Operating income
   (loss) (e) . . . . . . . .     (1.1)     (2.0)      (4.3)      1.1

---------

Notes:

(a) Bally's New Orleans commenced operation of its riverboat casino facility on July 7, 1995.

(b) On February 9, 1995, Bally's Mississippi entered into a venture agreement with Lady Luck Gaming Corporation ("Lady Luck") under which Bally's Mississippi has relocated its dockside casino from Mhoon Landing in Tunica, Mississippi to Lady Luck's site in Robinsonville, Mississippi (a site which, upon its expected reopening in December 1995, will be the casino closest to Memphis, Tennessee), where Lady Luck constructed a 238-room hotel. In connection with the relocation, Bally's Mississippi suspended operations at Mhoon Landing on February 9, 1995. Effective April
    1, 1995, Bally's Mississippi contributed its dockside casino and related assets to the venture (resulting in the acquisition of a 58% equity interest in the venture), and Lady Luck contributed its hotel and related assets to the venture.

(c) Includes interest and other income for each of the three and nine month periods ended September 30, 1995 and 1994.

(d) Includes amortization of pre-opening costs totalling $2.5 million at Bally's New Orleans for each of the three and nine months ended September 30, 1995.

(e) Includes amortization of pre-opening costs totalling $3.3 million at Bally's Mississippi for the nine months ended September 30, 1994.


Comparison of the three months ended September 30, 1995 and 1994

Revenues of the Company for the third quarter of 1995 were $287.1 million compared to $261.3 million for the 1994 quarter, an increase of $25.8 million (10%). Operating income of the Company for the third quarter of 1995 was $58.9 million compared to $52.2 million for the 1994 quarter, an increase of $6.7 million (13%). These increases principally reflect improved operating results at both of the Company's Atlantic City casino hotel resorts. In addition, Bally's New Orleans commenced operation of its riverboat casino facility in July 1995.

Atlantic City

Revenues of Bally's Park Place for the third quarter of 1995 were $119.0 million compared to $111.6 million for the 1994 quarter, an increase of $7.4 million (7%). Casino revenues for the 1995 quarter were $102.5 million compared to $94.8 million in 1994, an increase of $7.7 million (8%). Slot revenues increased $6.9 million (10%) due to a 14% increase in slot handle (volume) offset, in part, by a decline in the win percentage from 8.8% in the 1994 quarter to 8.5% in 1995. Table game revenues, excluding poker, increased $1.0 million (4%) due to an 8% increase in the drop (amount wagered) offset, in part, by a decrease in the hold percentage from 17.1% in the 1994 quarter to 16.5% in 1995. Other casino revenues decreased $.2 million (14%) primarily due to a decrease in poker and keno revenues. Rooms revenue decreased $1.0 million (12%) due to increased complimentaries in 1995 causing reduced occupancy of rooms by paying customers. Operating income of Bally's Park Place for the third quarter of 1995 was $38.7 million compared to $34.2 million for the 1994 quarter, an increase of $4.5 million (13%) as the aforementioned 7% revenue increase was offset, in part, by a 4% increase in operating expenses. Casino expenses increased $2.2 million (6%) due to expanded marketing and promotional efforts and increased gaming taxes associated with higher gaming revenues. Selling, general and administrative expenses increased $2.1 million (24%) primarily due to increased legal, promotional, insurance, advertising and other costs. Depreciation and amortization expense decreased $.6 million (7%) primarily due to the 1994 quarter including accelerated depreciation associated with a slot machine upgrade and certain assets becoming fully depreciated in 1994.

Revenues of The Grand for the third quarter of 1995 were $78.6 million compared to $72.0 million for the 1994 quarter, an increase of $6.6 million (9%). Casino revenues for the 1995 quarter were $72.6 million compared to $65.8 million in 1994, an increase of $6.8 million (10%). Slot revenues increased $5.1 million (13%) due to a 15% increase in slot handle offset, in part, by a decline in the win percentage from 8.6% in the 1994 quarter to 8.3% in 1995. On average, The Grand had 431 (31%) more slot machines in the third quarter of 1995 than in 1994. Table game revenues, excluding poker, increased $.2 million (1%) as a 6% increase in the drop was substantially offset by a decrease in the hold percentage from 15.9% in the 1994 quarter to 15.1% in 1995. Poker, horse race simulcasting and keno, which commenced in April 1995, contributed $1.5 million to casino revenues in the 1995 quarter. Operating income of The Grand for the third quarter of 1995 was $16.7 million compared to $11.8 million for the 1994 quarter, an increase of $4.9 million (42%) as the aforementioned 9% revenue increase was offset, in part, by a 3% increase in operating expenses. Operating expenses increased primarily due to a $2.9 million (8%) increase in casino expenses related to promotional expenses and gaming taxes associated with the aforementioned increase in gaming activity, partially offset by a $1.5 million (18%) decrease in selling, general and administrative expenses primarily due to a reduction in advertising costs.

Management believes that the increased number of slot machines in Atlantic City has caused and will continue to cause intense promotional efforts to attract slot players as both the Company's Atlantic City casinos and their competitors continue to seek to expand their share of slot revenues and maximize the utilization of their slot machines. Further, as a result of the aggressive competition for slot patrons, the Atlantic City slot win percentage has declined. Management believes that the slot win percentage will continue to be subject to competitive pressure and may decline further. However, management believes its Atlantic City casinos are well-positioned to compete for additional casino revenues by continuing to offer attractive promotional slot and table game programs and special events and by enhancing the appearance and comfort of their gaming space. In 1994, Bally's Park Place expanded its casino floor from 68,100 to 71,400 square feet and added another 8,700 square feet of gaming space to offer horse race simulcasting and keno, and to relocate and expand its poker operations. During the first quarter of 1995, Bally's Park Place completed a slot machine upgrade, replacing the majority of its slot machines with state-of-the-art machines with embedded bill acceptors, and reconfigured its slot machine layout, adding additional slot stools and aisle space. During the second quarter of 1994, The Grand reconfigured its casino floor, widening the aisles, adding additional slot stools and replacing the majority of its slot machines with state-of-the-art machines with embedded bill acceptors. In April 1995, The Grand completed an expansion which increased its casino floor and other gaming space by nearly 30% to accommodate approximately 400 additional slot machines, poker, horse race simulcasting and keno. In November 1995, The Grand completed a 1,500-seat arena for headline entertainment, sports events and production shows. Bally's Park Place and The Grand have also announced plans for further expansions (see "Liquidity and capital resources").

Las Vegas

Revenues of Bally's Las Vegas for the third quarter of 1995 were $69.9 million compared to $68.8 million for the 1994 quarter, an increase of $1.1 million (2%). Casino revenues for the 1995 quarter were $36.4 million compared to $36.2 million for 1994, an increase of $.2 million (1%). Slot revenues increased $.1 million (less than 1%) due to a 1% increase in slot handle, as the win percentage of 6.3% for the 1995 quarter remained unchanged from 1994. Table game revenues decreased $.1 million (less than 1%) due to a decline in the hold percentage from 16.7% in the 1994 quarter to 15.5% in 1995 offset, in part, by a 7% increase in the drop. Other casino revenues increased $.2 million (13%). Rooms revenue increased $.2 million (2%) due primarily to a higher average room rate, and food and beverage revenues increased $.8 million (9%) primarily due to increased convention business. Operating income of Bally's Las Vegas for the third quarter of 1995 was $9.2 million compared to $9.7 million for the 1994 quarter, a decrease of $.5 million (5%) as a 3% increase in operating expenses exceeded the aforementioned 2% revenue increase. Depreciation and amortization expense increased $1.1 million (20%) due to recently completed capital improvements, and casino operating expenses increased $.5 million (3%) due principally to increased promotional and special event costs.

Bally's Las Vegas competes principally with other casino hotels and casinos located in Las Vegas. Currently, there are approximately 30 major casino hotels located on or near the Strip, approximately 10 major casino hotels located in the Las Vegas downtown area and several major facilities located elsewhere in the Las Vegas area. In addition, there have been several public announcements concerning major casino hotel projects in Las Vegas (certain of which have commenced construction) which, if and when opened, will further expand capacity. Management believes that the additional casino and hotel room capacity resulting from the opening of new casino hotels has a short-term negative impact on Bally's Las Vegas, but that over the long term Bally's Las Vegas benefits from the increase in the number of visitors to Las Vegas that these new properties attract. To enhance its competitiveness in the Las Vegas market, Bally's Las Vegas recently completed an extensive capital improvement program, including a renovation of its main tower during 1993, an automated walkway system with related frontage area improvements in July 1994, and a monorail system connecting Bally's Las Vegas with the MGM Grand and a redesign of the lower-level retail shopping mall in June 1995. In addition, Bally's Las Vegas completed a renovation of the south tower hotel rooms and corridors in August 1995 and a relocation of the race and sports book in September 1995, adding approximately 7,500 square feet of gaming space. Bally's Grand, Inc. has also announced its intention to develop a new casino hotel resort (see "Liquidity and capital resources").

New Orleans

Bally's New Orleans commenced operation of its riverboat casino facility in New Orleans, Louisiana on July 7, 1995. Bally's New Orleans operates out of South Shore Harbor on Lake Pontchartrain, about eight miles from the French Quarter. The riverboat accommodates up to 2,500 passengers and features a 30,000 square-foot casino (the maximum size currently allowed under Louisiana law) on the two upper decks of the vessel. Onshore facilities include a 34,000 square-foot terminal building that houses a buffet restaurant, cocktail lounge and waiting area. The Company owns an approximate 50% interest in Belle of Orleans, L.L.C. (the entity that owns Bally's New Orleans) and receives a management fee based upon operating results. Revenues of Bally's New Orleans for the third quarter of 1995 were $17.7 million and included casino revenues of $16.9 million (slot revenues were $13.4 million and table game revenues were $3.5 million). Operating loss of Bally's New Orleans for the third quarter of 1995 was $2.7 million, including the amortization of $2.5 million of pre-opening costs (a similar amount of pre-opening costs is also being amortized in the fourth quarter of 1995).

Louisiana law currently limits to fifteen the number of riverboat gaming licenses that may be granted (all but one of which have been granted), with a maximum of six riverboats in any one parish. Four riverboats are presently operating in the New Orleans area (including Bally's New Orleans). In addition to the riverboat casinos, Bally's New Orleans competes with a land-based casino, which commenced operations at a temporary location in May 1995 and is expected to be the largest land-based casino in the United States when it moves to a permanent location in mid-1996.

Mississippi

On February 9, 1995, Bally's Mississippi entered into a venture agreement with Lady Luck under which Bally's Mississippi has relocated its dockside casino from Mhoon Landing in Tunica, Mississippi to Lady Luck's site in Robinsonville, Mississippi (a site which, upon its expected reopening in December 1995, will be the casino closest to Memphis, Tennessee), where Lady Luck constructed a 238-room hotel. In connection with the relocation, Bally's Mississippi suspended operations at Mhoon Landing on February 9, 1995. Effective April 1, 1995, Bally's Mississippi contributed its dockside casino and related assets to the venture, and Lady Luck contributed its hotel and related assets to the venture. Bally's Mississippi is the majority owner and general manager (through an affiliate) of the venture; accordingly, Lady Luck's equity in the venture is classified as "minority interests" in the condensed consolidated balance sheet. The Robinsonville site is presently being developed to include a restaurant, an entertainment lounge, administrative facilities and additional parking prior to the commencement of casino operations. Revenues of Bally's Mississippi for the third quarter of 1995 were $.8 million, which resulted from the operation of the hotel. Operating loss of Bally's Mississippi for the third quarter of 1995 was $1.1 million. In addition to costs related to hotel operations during the third quarter of 1995, operating expenses of Bally's Mississippi include land and equipment rental expense and other general and administrative costs incurred while the Robinsonville site is developed. Revenues and operating loss of Bally's Mississippi at its Mhoon Landing site for the third quarter of 1994 were $7.3 million and $2.0 million, respectively.

Mississippi gaming law does not limit the number of gaming licenses that may be granted. In particular, management believes there was a saturation of gaming facilities in and around the Memphis, Tennessee market, which led to the closing of six casinos in that market. As of October 31, 1995, seven gaming facilities were operating in this market, three of which are located in proximity to the Robinsonville site.
These facilities, as well as any others which subsequently commence operations there (construction of a casino hotel resort recently commenced at a site somewhat closer to Memphis than Bally's Mississippi), present significant competition for Bally's Mississippi.

Gain on sales of marketable securities

During the three months ended September 30, 1995 and 1994, the Company sold certain marketable securities which resulted in pre-tax gains totalling $.2 million and $3.2 million, respectively.

Interest expense

Interest expense, net of capitalized interest, was $33.6 million for the third quarter of 1995 compared to $32.3 million for the 1994 quarter, an increase of $1.3 million (4%) due principally to a higher average level of debt.

Income taxes

For the three months ended September 30, 1995 and 1994, the effective rates of the income tax provision on income from continuing operations before income taxes and minority interests differed from the U.S. statutory tax rate (35%) due principally to state income taxes and nondeductible expenses (including goodwill amortization) offset, in part, by adjustments of prior years' taxes.


Comparison of the nine months ended September 30, 1995 and 1994

Revenues of the Company for the nine months ended September 30, 1995 were $760.5 million compared to $712.0 million for the 1994 period, an increase of $48.5 million (7%). Operating income of the Company for the nine months ended September 30, 1995 was $145.3 million compared to $113.6 million for the 1994 period, an increase of $31.7 million (28%). These increases principally reflect improved operating results at both of the Company's Atlantic City casino hotel resorts offset, in part, by the temporary cessation of casino operations at Bally's Mississippi in 1995. In addition, Bally's New Orleans commenced operation of its riverboat casino facility in July 1995.

Atlantic City

Revenues of Bally's Park Place for the nine months ended September 30, 1995 were $315.3 million compared to $284.0 million for the 1994 period, an increase of $31.3 million (11%). Revenues during the first quarter of 1994 were negatively affected by severe weather in the northeastern United States. Casino revenues for the 1995 period were $273.2 million compared to $241.4 million in 1994, an increase of $31.8 million (13%). Slot revenues increased $26.8 million (16%) due to a 21% increase in slot handle offset, in part, by a decline in the win percentage from 8.9% in the 1994 period to 8.5% in 1995. Table game revenues, excluding poker, increased $3.8 million (5%) due to a 9% increase in the drop offset, in part, by a decrease in the hold percentage from 17.0% in the 1994 period to 16.4% in 1995. Other casino revenues increased $1.2 million (26%) due primarily to the introduction of horse race simulcasting and keno in June 1994. Rooms revenue decreased $1.8 million (9%) due to increased complimentaries in 1995 causing reduced occupancy of rooms by paying customers. Other revenues increased $1.7 million (23%) principally due to increased special event revenues and interest income. Operating income of Bally's Park Place for the nine months ended September 30, 1995 was $91.2 million compared to $70.5 million for the 1994 period, an increase of $20.7 million (29%) as the aforementioned 11% revenue increase was offset, in part, by a 5% increase in operating expenses. Casino expenses increased $9.0 million (9%) due to expanded marketing and promotional efforts, increased gaming taxes associated with higher gaming revenues and an increase in salaries, benefits and other costs associated with the operation of horse race simulcasting and keno in 1995. Rooms expense decreased $.7 million (9%) as the cost associated with complimentary room occupancy (which increased) is classified as casino expenses. Other operating expenses increased $2.1 million (5%) principally due to increased real estate taxes and entertainment costs. Selling, general and administrative expenses increased $3.0 million (12%) primarily due to increased legal, advertising, promotional and insurance costs offset, in part, by a gain on the settlement of a supplemental executive retirement plan in 1995. Depreciation and amortization expense decreased $2.1 million (9%) primarily due to the 1994 period including accelerated depreciation associated with the aforementioned slot machine upgrade and certain assets becoming fully depreciated in 1994.

Revenues of The Grand for the nine months ended September 30, 1995 were $212.2 million compared to $186.8 million for the 1994 period, an increase of $25.4 million (14%). As described previously, revenues during the first quarter of 1994 were negatively affected by severe weather in the northeastern United States. Casino revenues for the 1995 period were $196.5 million compared to $170.4 million in 1994, an increase of $26.1 million (15%). Slot revenues increased $18.8 million (18%) due to a 25% increase in slot handle offset, in part, by a decline in the win percentage from 8.8% in the 1994 period to 8.4% in 1995. On average, The Grand had 284 (20%) more slot machines in the 1995 period than in 1994. Table game revenues, excluding poker, increased $4.8 million (7%) due to a 4% increase in the drop and an increase in the hold percentage from 16.0% in the 1994 period to 16.4% in 1995. Poker, horse race simulcasting and keno, which commenced in April 1995, contributed $2.5 million to casino revenues. Other revenues decreased $.4 million (7%) due primarily to an adjustment to the reserve for unclaimed gaming chips and tokens in the first quarter of 1994. Operating income of The Grand for the nine months ended September 30, 1995 was $35.8 million compared to $15.7 million for the 1994 period, an increase of $20.1 million as the aforementioned 14% revenue increase was offset, in part, by a 3% increase in operating expenses. Operating expenses increased primarily due to an $8.0 million (8%) increase in casino expenses related to promotional expenses and gaming taxes associated with the aforementioned increase in gaming activity, partially offset by a $1.0 million (7%) decrease in depreciation and amortization expense due to accelerated depreciation in 1994 of certain slot machines associated with the aforementioned casino floor reconfiguration and an $.8 million (11%) decrease in food and beverage expense.

Las Vegas

Revenues of Bally's Las Vegas for the nine months ended September 30, 1995 were $209.6 million compared to $202.6 million for the 1994 period, an increase of $7.0 million (3%). Casino revenues for the 1995 period were $101.3 million compared to $101.0 million for 1994, an increase of $.3 million (less than 1%). Slot revenues increased $3.6 million (8%) due to a 13% increase in slot handle offset, in part, by a decline in the win percentage from 6.4% in the 1994 period to 6.1% in 1995. Management believes the increase in slot handle was primarily attributable to an increase in walk-in business resulting from the operation of the automated walkway system and related improvements throughout all of the 1995 period and increased marketing and promotional efforts. Table game revenues decreased $2.9 million (6%) due to a decline in the hold percentage from 16.6% in the 1994 period to 14.7% in 1995 offset, in part, by a 6% increase in the drop. Other casino revenues decreased $.4 million (7%). Rooms revenue increased $.8 million (2%) primarily due to a higher average room rate. Food and beverage revenues increased $3.5 million (13%) primarily due to increased convention business. Other revenues increased $2.4 million (8%) primarily due to Bally's Las Vegas operating two retail gift shops in 1995 which were operated by a third party in 1994 and an increase in interest income due principally to higher average levels of invested cash in 1995. Operating income of Bally's Las Vegas for the nine months ended September 30, 1995 was $30.3 million compared to $30.5 million for the 1994 period, a decrease of $.2 million (1%) as a 4% increase in operating expenses exceeded the aforementioned 3% revenue increase. Depreciation and amortization expense increased $2.4 million (16%) due to the recent capital improvements. Casino operating expenses increased $1.9 million (3%) due principally to increased promotional and special event costs. Other operating expenses increased $1.6 million (5%) due, in part, to the cost of operating the aforementioned gift shops in 1995 and additional costs associated with the operation of the automated walkway system and related improvements throughout all of the 1995 period and the monorail system commencing in June 1995. In addition, food and beverage expenses increased $1.3 million (5%) due to the aforementioned increase in volume from convention-related business.

New Orleans

As described previously, Bally's New Orleans commenced operation of its riverboat casino facility in New Orleans, Louisiana on July 7, 1995. Revenues of Bally's New Orleans for the nine months ended September 30, 1995 were $17.7 million and included casino revenues of $16.9 million (slot revenues were $13.4 million and table game revenues were $3.5 million). Operating loss of Bally's New Orleans for the nine months ended September 30, 1995 was $3.0 million, including the amortization of $2.5 million of pre-opening costs (a similar amount of pre-opening costs is also being amortized in the fourth quarter of 1995).

Mississippi

As described previously, Bally's Mississippi entered into a venture agreement with Lady Luck under which Bally's Mississippi has relocated its dockside casino from Mhoon Landing in Tunica, Mississippi to Lady Luck's site in Robinsonville, Mississippi (a site which, upon its expected reopening in December 1995, will be the casino closest to Memphis, Tennessee), where Lady Luck constructed a 238-room hotel. Revenues of Bally's Mississippi for the nine months ended September 30, 1995 were $2.3 million, which includes casino revenues of $1.0 million at Mhoon Landing (for the period January 1, 1995 through February 9,
1995) and rooms revenue of $1.3 million at Robinsonville (for the second and third quarters of 1995). Operating loss of Bally's Mississippi for the nine months ended September 30, 1995 was $4.3 million. In addition to costs related to casino and hotel operations during 1995, operating expenses of Bally's Mississippi include land and equipment rental expense and other general and administrative costs incurred while the Robinsonville site is developed. Revenues and operating income of Bally's Mississippi at its Mhoon Landing site for the nine months ended September 30, 1994 were $35.2 million and $1.1 million, respectively. Operating income for the 1994 period included amortization of pre-opening costs of $3.3 million.

Gain on sales of marketable securities

During the nine months ended September 30, 1995 and 1994, the Company sold certain marketable securities which resulted in pre-tax gains totalling $1.3 million and $3.2 million, respectively.

Interest expense

Interest expense, net of capitalized interest, was $98.2 million for the nine months ended September 30, 1995 compared to $97.4 million in the 1994 period, an increase of $.8 million (1%) due principally to a higher average level of debt.

Income taxes

For the nine months ended September 30, 1995 and 1994, the effective rates of the income tax provision on income from continuing operations before income taxes and minority interests differed from the U.S. statutory tax rate (35%) due principally to state income taxes and nondeductible expenses (including goodwill amortization) offset, in part, by adjustments of prior years' taxes.

LIQUIDITY AND CAPITAL RESOURCES

Parent Company

Bally is a holding company without operations of its own. Sources of cash available to Bally are generally limited to existing cash balances ($45.2 million at September 30, 1995), management fees or cost allocations to subsidiaries, receipts pursuant to tax sharing agreements, dividends from subsidiaries, asset sales and issuing new securities. On October 3, 1995, Bally received approximately $167 million of net proceeds from the issuance of the PRIDES.

Each of Bally's principal operating subsidiaries presently has debt covenants which limit the payment of dividends to Bally and the redemption of stock owned by Bally. Under the terms of the Senior Discount Notes, an amount equal to dividends paid pursuant to a net income test by Bally's Park Place to Casino Holdings may be declared as a dividend by Casino Holdings and be paid to Bally. As of September 30, 1995, approximately $8 million was available for the payment of dividends to Bally pursuant to this net income test. Dividends to Bally from subsidiaries other than Bally's Park Place are not expected over the next twelve months.

Bally's corporate cash operating costs for the foreseeable future are expected to be recovered substantially by cost allocations to, and management fees from, its subsidiaries. Except for a $23 million payment made in October 1995 in settlement of various prior years' income tax matters, over the next year Bally expects to substantially recover its cash requirements for income taxes from subsidiaries pursuant to tax sharing agreements. Bally also has annual debt service requirements and preferred stock dividend payments of approximately $31 million. Bally believes it will be able to satisfy its cash requirements over the next twelve months.

The Spin-off of Bally's Health & Tennis is expected to be completed on or about January 5, 1996 by distributing all of the issued and outstanding common stock of Bally's Health & Tennis owned by the Company to Bally's stockholders. As a result, stockholders' equity of the Company will be reduced by the amount of its investment in Bally's Health & Tennis and by a portion of income taxes receivable from Bally's Health and Tennis to the extent any amounts are forgiven, and the Company's debt to equity ratio will increase accordingly. See "Discontinued operations" in Notes to condensed consolidated financial statements.


Subsidiaries

Casino Holdings

Casino Holdings. Casino Holdings is also a holding company without operations of its own. Sources of cash available to Casino Holdings are generally limited to existing cash balances ($12.4 million at September 30, 1995), advances or contributions from Bally and dividends, management fees and loan repayments from subsidiaries. Bally's Park Place and Bally's Grand, Inc. are both limited with respect to amounts which may be paid as dividends to Casino Holdings under the terms of their respective public debt indentures. Dividends from Bally's Park Place are limited to funds available under Bally's Park Place's aforementioned net income test, which is available to be paid to Bally through Casino Holdings. Bally's Grand, Inc. is presently not expected to pay dividends over the next twelve months. To the extent Bally's New Orleans and Bally's Mississippi generate unrestricted cash flows, each subsidiary is expected to pay management fees to Casino Holdings and repay Casino Holdings for project costs and working capital requirements funded by Casino Holdings.

Casino Holdings has no scheduled interest or principal payments on the Senior Discount Notes until 1998 but expects to continue to incur costs and obligations in the pursuit of new gaming ventures. Bally's New Orleans may require additional funding from Casino Holdings to meet its debt service requirements over the next twelve months. To the extent Casino Holdings requires additional funds for existing ventures or to develop new ventures, Casino Holdings expects that it will be able to obtain financing for a significant portion of such cash requirements from a combination of Bally and third party sources (including banks, suppliers and capital markets) and, as a result, Casino Holdings believes it will be able to satisfy its cash needs over the next twelve months.

Bally's Park Place. Bally's Park Place has no scheduled principal payments under its public indebtedness until 2004, and its scheduled principal payments under other indebtedness outstanding at September 30, 1995 are not significant. Management plans to make capital expenditures of approximately $18 million over the next twelve months for the expansion of the theatre and bar area, completion of the penthouse floor in the hotel tower, restaurant and kitchen renovations and other improvements and equipment necessary to maintain Bally's Park Place in first-class condition. As of September 30, 1995, Bally's Park Place had an unused line of credit totalling $50 million. The Company believes that Bally's Park Place will be able to satisfy its debt service and the aforementioned capital expenditure requirements and pay dividends over the next twelve months out of existing cash balances ($15.6 million at September 30, 1995) and cash flow from operations. For the nine months ended September 30, 1995 and the year ended December 31, 1994, cash provided by operating activities at Bally's Park Place totalled $46.0 million and $68.4 million, respectively, and its operating margin (before depreciation and amortization) was 36% and 32%, respectively.

In addition, Bally's Park Place has announced its intention to develop a western-themed casino on Boardwalk property it owns adjacent to its existing facility. The complex is presently planned to include approximately 60,000 to 80,000 square feet of casino space and cost between $80 and $100 million, with groundbreaking expected in early 1996. The planned expansion is subject to regulatory approval. Bally's Park Place intends to finance the expansion through cash generated by operations and utilization of its line of credit, which the Company may seek to amend to provide for additional financing.

Bally's Las Vegas. Bally's Grand, Inc. has no scheduled principal payments on its indebtedness outstanding until 2003. Management plans to make capital expenditures of approximately $18 million at Bally's Las Vegas over the next twelve months for a slot machine upgrade, the renovation of certain penthouse suites, and other improvements and equipment necessary to maintain the casino hotel resort in first-class condition. The Company believes that Bally's Grand, Inc. will be able to satisfy its debt service and the aforementioned capital expenditure requirements over the next twelve months out of existing cash balances ($60.8 million at September 30, 1995) and cash flow from operations.
For the nine months ended September 30, 1995 and the year ended December 31, 1994, cash provided by operating activities at Bally's Las Vegas totalled $24.8 million and $28.0 million, respectively, and its operating margin (before depreciation and amortization) was 23% for both periods.

In May 1995, Bally's Grand, Inc. announced its intention to develop a separate casino hotel resort with a Paris, France theme (the "Paris Casino-Resort") on approximately 24 acres of land situated on the strip adjacent to Bally's Las vegas. Bally's Grand, Inc. expects to finalize development plans for the Paris Casino-Resort by the end of 1995, at which time construction costs will be better known and third-party financing for the project will be sought. The cost of the project, exclusive of the value of land already owned by Bally's Grand, Inc., is presently estimated to be $290 million.

Bally's New Orleans. Bally's New Orleans began operating a riverboat casino facility on Lake Pontchartrain in July 1995. A total of approximately $60 million was required to construct and equip the riverboat and to develop related landside improvements. The project cost was partially funded by two five-year term loans totalling approximately $30 million, and Casino Holdings funded the remaining project cost. Bally's New Orleans has debt service requirements totalling approximately $8 million over the next twelve months, which it expects to satisfy out of cash flow from operations and, if required, funding from Casino Holdings.

Bally's Mississippi. As described previously, Bally's Mississippi entered into a venture agreement with Lady Luck under which Bally's Mississippi has relocated its dockside casino from Mhoon Landing in Tunica, Mississippi to Lady Luck's site in Robinsonville, Mississippi (a site which, upon its expected reopening in December 1995, will be the casino closest to Memphis, Tennessee), where Lady Luck constructed a 238-room hotel. The Robinsonville site is presently being developed to include a restaurant, an entertainment lounge, administrative facilities and additional parking prior to the commencement of casino operations. In October 1995, Bally's Mississippi entered into an agreement for a construction loan generally not to exceed $10 million, which converts into a term loan that matures in March 1998. The construction loan provides for interest on borrowings at the rate of 2% above prime and is guaranteed by Bally. Through September 30, 1995, Casino Holdings has funded approximately $7 million of Bally's Mississippi's development costs at the Robinsonville site, and proceeds from the construction loan are expected to substantially cover remaining development costs.

Other.  In April 1995, a subsidiary of Casino Holdings obtained a
$15 million unsecured loan, the proceeds of which were used to repay its obligation to Bally for shares of Bally's Grand, Inc. common stock purchased previously and to purchase additional shares of Bally's Grand, Inc. common stock from Bally. The loan matures in April 1996. Bally expects to make funds available to this subsidiary to enable it to repay this loan.

The Grand

The Grand has no scheduled principal payments under its public indebtedness until 2003. Management expects to make capital expenditures of approximately $7 million over the next twelve months for the aforementioned 1,500-seat entertainment arena (completed in November
1995), refurbishment of suites, additional slot machines and certain other public area improvements necessary to maintain The Grand in first-class condition. As of September 30, 1995, The Grand had an unused line of credit totalling $20 million. The Company believes The Grand will be able to satisfy its debt service and the aforementioned capital expenditure requirements over the next twelve months out of existing cash balances ($36.6 million at September 30, 1995) and cash flow from operations. For the nine months ended September 30, 1995 and the year ended December 31, 1994, cash provided by operating activities at The Grand totalled $33.4 million and $20.6 million, respectively, and its operating margin (before depreciation and amortization) was 23% and 17%, respectively.

In addition, The Grand has filed plans with local authorities seeking approval for construction of a 300-room hotel tower, including meeting rooms, a restaurant and other related amenities, all on land leased from Bally's Park Place adjacent to The Grand. The planned expansion of The Grand is subject to final approval from various governmental entities and the receipt of third-party consents, including the receipt of Casino Reinvestment Development Authority investment obligation credits. Exclusive of such credits, the planned expansion is presently expected to cost approximately $40 million, with groundbreaking expected in early 1996. The Grand intends to finance the expansion through cash generated by operations and utilization of its line of credit, which the Company may seek to amend to provide for additional financing.

Bally Entertainment Corporation
PART II.  OTHER INFORMATION


Item 2.  Changes in securities

         See "long-term debt" in Notes to Condensed Consolidated
         Financial Statements of this Form 10-Q for a description of the 8% Debentures issued by the Company in July 1995 in exchange for 6% Debentures.

         See "Issuance of equity securities" in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for a description of the PRIDES issued by the Company in September 1995.

Item 5.  Other information

         The Company has entered into an amendment (the "Amendment") to the Rights Agreement, dated as of December 4, 1986 (the "Rights Agreement"), between the Company and Chemical Bank, N.A., as successor to Manufacturers Hanover Trust Company. The
         Amendment is effective November 15, 1995.

         Pursuant to the Amendment, the rights issued pursuant to the Rights Agreement (the "Rights"), unless earlier redeemed by the Board of Directors, become exercisable upon the close of business on the day which is the earliest of (i) the tenth day following a public announcement that a person or group of affiliated or associated persons, with certain exceptions, has acquired beneficial ownership of 10% or more of the outstanding common stock of the Company (an "Acquiring Person"), (ii) the tenth business day (or such later date as may be determined by the Board of Directors prior to such time as any person or group of affiliated or associated persons becomes an Acquiring Person) after the date of the commencement or announcement of a person's or group's intention to commence a tender or exchange offer (with certain exceptions) the consummation of which would result in the ownership of 20% or more of the Company's outstanding common stock and (iii) the tenth day after the date on which any person becomes a "Triggering 5% Stockholder" (as defined in the Amendment). An Acquiring Person does not include (A) the Company, (B) any subsidiary of the Company, (C) any employee benefit plan of the Company or of any subsidiary of the Company or any person or entity organized, appointed or established by the Company for or pursuant to the terms of any such plan or (D) any director of the Company holding office as of the close of business on November 15, 1995 and any immediate family member of, or person controlled by, any such director.

         The Amendment also provides that unless the Rights are earlier redeemed, if a person or group (with certain exceptions) becomes an Acquiring Person or a Triggering 5% Stockholder, proper provision will be made so that each holder of record of a Right, other than the Acquiring Person or Triggering 5% Stockholder (whose Rights will thereupon become null and void), will thereafter have the right to receive, upon payment of the exercise price of the Rights, that number of shares of the Company's common stock (or other securities or property) having a market value at the time of the transaction equal to two

Bally Entertainment Corporation
PART II.  OTHER INFORMATION--(continued)


         times the exercise price. A "Triggering 5% Stockholder" is defined in the Amendment generally as a person or group of affiliated or associated persons holding 5% or more of the Company's common stock and who have been found to have violated any state gaming, casino or similar statute or regulation in connection with the stockholder's interest in the Company, to be unsuited or unqualified under any such statute or regulation to own 5% or more of the common stock or to have acquired beneficial ownership of a percentage ownership of the common stock in excess of the percentage ownership deemed by a governmental authority to constitute control of the Company without the requisite prior approvals from the applicable gaming authorities.

         The foregoing description of the Amendment is qualified by reference to an exhibit to the Company's filing of Form 8-A/A (filed November 14 1995), which contains as an exhibit the entire Amendment.

Item 6.  Exhibits and reports on Form 8-K

 (a)     Exhibits:

         3 (i)-4 Certificate of Designations, Preferences, Rights and Limitations of Preferred Redeemable Increased Dividend Equity Securities[SM], for 8% PRIDES[SM], Convertible Preferred Stock, par value $1.00 per share, of Bally Entertainment Corporation.

         3 (i)-5 Certificate of Correction to the Certificate of Designations, Preferences, Rights and Limitations of Preferred Redeemable Increased Dividend Equity Securities[SM], for 8% PRIDES[SM], Convertible Preferred Stock, par value $1.00 per share, of Bally Entertainment Corporation

         27         Financial Data Schedule
         -----------

         [SM] Service mark of Merrill Lynch & Co., Inc.


 (b)     Reports on Form 8-K:

         Date                  Item          Financial statements
         --------------        ---------     --------------------

         July 21, 1995         #5 and #7     None
         July 26, 1995         #5 and #7     None
         September 19, 1995    #5 and #7     None

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





Dated:  November 13, 1995