Form 10-K
period 1995-12-31
BALLY ENTERTAINMENT CORP
filed 1996-04-01
CIK 9435

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------
                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995       COMMISSION FILE NUMBER: 1-7244

                               ------------------
                        BALLY ENTERTAINMENT CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    Delaware
                 (STATE OR OTHER JURISDICTION OF INCORPORATION)

                 8700 West Bryn Mawr Avenue, Chicago, Illinois
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                   36-2512405
                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

                                     60631
                                   (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (312) 399-1300

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                NAME OF EACH EXCHANGE ON
           TITLE OF EACH CLASS                      WHICH REGISTERED
- ------------------------------------------    ----------------------------
Common Stock, par value $.66 2/3              New York Stock Exchange
8% PRIDES Convertible Preferred Stock, par
  value $1.00                                 New York Stock Exchange
Preferred Stock Purchase Rights               New York Stock Exchange
6% Convertible Subordinated Debentures due
  1998                                        New York Stock Exchange
8% Convertible Senior Subordinated
  Debentures due 2000                         New York Stock Exchange
10% Convertible Subordinated Debentures
  due 2006                                    New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ---
The aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant as of March 25, 1996 was approximately $1.0 billion. As of March 25, 1996, 48,322,791 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive proxy statement which the registrant intends to file with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 1995 pursuant to Regulation 14A of the Securities Exchange Act of 1934 shall be deemed to be incorporated by reference in Part III of this Annual Report on Form 10-K from the date of filing such document.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
PART I

Except as otherwise stated, the information contained in this Annual Report is as of December 31, 1995, the end of the registrant's last fiscal year.

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

GENERAL

The registrant, Bally Entertainment Corporation ("Bally") and its subsidiaries (collectively, the "Company") are engaged in the operation of casinos, some with supporting hotel operations. Principal operations of the Company include: (i) Bally's Park Place casino hotel resort in Atlantic City, New Jersey ("Bally's Park Place"), (ii) The Grand casino hotel resort in Atlantic City ("The Grand"),
(iii) Bally's Las Vegas casino hotel resort in Las Vegas, Nevada ("Bally's Las Vegas"), (iv) Bally's Saloon * Gambling Hall * Hotel, the Company's dockside casino and hotel in Robinsonville, Mississippi ("Bally's Mississippi") and (v) Bally's Casino * Lakeshore Resort, the Company's riverboat casino in
New Orleans, Louisiana ("Bally's New Orleans"). Certain information regarding the Company's existing properties as of December 31, 1995 is as follows:

                                              GAMING
                                               AREA                                RES-
                                               (SQ.      SLOT     TABLE   HOTEL   TAURANT   PARKING
                                               FT.)    MACHINES   GAMES   ROOMS   SEATING   SPACES
- ---------------------------------------------------------------------------------------------------
Bally's Park Place.........................    80,059     2,326     114   1,265     1,307     2,309
The Grand..................................    59,641     1,835     105     509       986     1,798
Bally's Las Vegas..........................    62,231     1,737      76   2,814     1,501     2,546
Bally's Mississippi........................    40,000     1,193      55     238       230     1,200
Bally's New Orleans........................    30,000     1,213      46      --       180     1,200
                                             --------  --------   -----   -----   -------   -------
     Company totals........................   271,931     8,304     396   4,826     4,204     9,053
                                             ========  ========   =====   =====   =======   =======

On June 28, 1994, the Board of Directors of Bally (the "Board") approved a plan to spin off its fitness centers segment operated by Bally Total Fitness Holding Corporation ("BFIT"), formerly Bally's Health & Tennis Corporation. On November 6, 1995, the Board declared a spin-off distribution to holders of Bally common stock at the close of business on November 15, 1995 (the "Spin-off"), with one share of BFIT common stock to be distributed for every four shares of Bally common stock then outstanding. The BFIT common stock was distributed on January 9, 1996; however, the Spin-off was reflected in the Company's consolidated financial statements as of the November 15, 1995 record date. See Notes to consolidated financial statements -- Discontinued operations.

FACILITIES

BALLY'S PARK PLACE. Bally's Park Place is situated on an eight-acre site with ocean frontage at the well-known intersection of Park Place and the Boardwalk in Atlantic City, New Jersey. The casino hotel resort is adjacent to the Boardwalk and within four blocks of both the existing Atlantic City Convention Hall and the new convention center, which is currently under construction. A corridor project, which is expected to beautify the area linking the Boardwalk with the new convention center, is under development. Bally's Park Place's strategic location on the Boardwalk contributes to its success in attracting significant walk-in business, including strong crossover business from competing casino hotels located nearby. Equipped with two multi-story parking garages and surface valet parking lots providing over 2,300 parking spaces, management believes that Bally's Park Place is also strongly positioned to attract desirable drive-in business.

With 1,265 guest rooms (including 104 suites) in a 30-story hotel tower and a 12-story hotel facility, Bally's Park Place is the largest casino hotel resort in Atlantic City. Bally's Park Place has approximately 2.6 million square feet of space, including 80,100 square feet of gaming space. At December 31, 1995, Bally's Park Place offered 2,326 slot machines and 114 table games, including blackjack, craps, roulette and poker, among others.

During the first quarter of 1995, Bally's Park Place completed a slot machine upgrade which was initiated in 1994, replacing the majority of its slot machine inventory with state-of-the-art machines with embedded bill acceptors and

- --------------------------------------------------------------------------------

reconfigured its slot machine layout, adding slot stools and increasing aisle space. Bally's Park Place competes for higher margin slot business by employing the latest slot machine technology and placing particular attention to the location, design, signage and lighting of its slot machine areas.

Bally's Park Place, the largest four-star hotel in New Jersey as rated by the Mobil Travel Guide, contains approximately 50,000 square feet of meeting and exhibition space, a 38,000 square-foot health spa facility and a premium players' lounge. Dining areas include three specialty restaurants, two cocktail lounges, a coffee shop, a buffet, a delicatessen, two fast-food facilities and a restaurant with a bar and lounge in the spa.

Bally's Park Place's operating strategy capitalizes on its central location and quality facilities, which allows it to expand its success with mid-level and high-end players. Historically believed to be a leader in Atlantic City's middle to upper-middle tier slot player segments, Bally's Park Place expects to continue targeting and marketing to premium table game and slot players through enhanced facility accommodations without compromising its focus on mid-level slot play. Successful promotional marketing campaigns and special events augmented by diverse advertising programs continue to expand the customer base. The marketing strategy of Bally's Park Place is to generate a high volume of play from casino customers from New York, Philadelphia and other northeastern metropolitan areas, as well as to further develop its position in all segments of the Atlantic City hotel and convention market.

Bally's Park Place has announced its intention to develop a western-themed casino complex on approximately four acres of Boardwalk property it owns adjacent to its existing facility. The complex is presently planned to include approximately 70,000 square feet of casino space and cost between $80 and $100 million, with completion anticipated in mid-1997. The planned expansion is subject to various governmental approvals. Construction of the complex is expected to commence in the second quarter of 1996.

Bally's Park Place's operations are conducted 24 hours a day every day of the year. Revenues and earnings peak during the summer season, with less favorable operating results during the winter. Bally's Park Place employs approximately 4,100 persons in the operation of its business and has collective bargaining contracts with unions covering approximately 1,600 of these employees.

THE GRAND. The Grand is situated on approximately three acres at the intersection of Boston and Pacific Avenues at the southern end of the Boardwalk in proximity to one of the major highways that leads into Atlantic City. This location enables destination-oriented patrons visiting The Grand, primarily customers who arrive by automobile or bus, to avoid much of the traffic congestion experienced in the midtown section of Atlantic City.

The Grand encompasses approximately 1.2 million square feet of space contained within a 22-story tower, a low-rise complex and a multi-story parking garage and transportation center. The facility has approximately 60,000 square feet of gaming space featuring 1,835 slot machines and 105 table games. The Grand continuously updates and modernizes the type of slot games it offers, including state-of-the-art machines with embedded bill acceptors, to attract slot customers and provide diversity of play. In addition, The Grand offers a full selection of table games including baccarat, blackjack, craps, pai gow poker and roulette, among others, and in April 1995, commenced operation of poker, horse race simulcasting and keno.

The Grand, a four-diamond hotel as rated by the American Automobile Association, has 509 oceanview guest rooms (including 117 suites), approximately 20,000 square feet of convention and meeting room space, three specialty restaurants, a coffee shop, a buffet, two cocktail entertainment lounges, an exclusive lounge area for select gaming patrons, a beauty salon and three retail gift shops. Recreational facilities include a health spa and a large swimming pool area. To accommodate drive-in and bus patrons, The Grand's multi-story parking garage and transportation center provides valet and self-parking for approximately 1,100 cars and contains 11 bays for buses. The parking garage and transportation center, located directly across the street from The Grand, is connected to the casino hotel by an enclosed walk bridge, thereby enabling patrons to walk directly from the transportation center into the casino hotel. The

- --------------------------------------------------------------------------------

Grand also owns a six-story structure, encompassing approximately 67,000 square feet, which is utilized for storage and maintenance facilities and is located nearby. In addition, The Grand leases from Bally's Park Place approximately 287,000 square feet of surface parking space accommodating approximately 700 cars located directly across the street from The Grand. The Grand also leases from Bally's Park Place approximately 191,000 square feet of surface parking space and a building with approximately 26,000 square feet of space containing offices and a garage in Ventnor, New Jersey for employee parking, shuttle service and limousine servicing.

The Grand's operating strategy is to capitalize on its first-class facility, with an emphasis on personalized service for high-end patrons. In addition to providing a full selection of casino games, The Grand offers its guests a variety of specialty restaurants and other amenities which include, among other things, The Grand Theater, an 18,000 square-foot arena with seating capacity of up to 2,000 used for headline entertainment, sports events and production shows.

In March 1996, The Grand broke ground for construction of a 300-room hotel tower, including restaurants, meeting rooms and other related amenities. The expansion of The Grand is expected to cost approximately $50 million, exclusive of the receipt of over $10 million of New Jersey Casino Reinvestment Development Authority (the "CRDA") investment obligation credits, with completion anticipated in the second quarter of 1997.

The Grand's operations are conducted 24 hours a day every day of the year. Revenues and earnings peak during the summer season, with less favorable operating results during the winter. The Grand employs approximately 3,200 persons in the operation of its business and has collective bargaining contracts with unions covering approximately 1,100 of these employees.

BALLY'S LAS VEGAS. A subsidiary of Bally owned approximately 81% of the Bally's Grand, Inc. common shares outstanding as of December 31, 1995. Bally's Grand, Inc. owns and operates the casino hotel resort in Las Vegas, Nevada known as "Bally's Las Vegas." Bally's Las Vegas is situated on an approximately 30-acre site at the well-known intersection of Las Vegas Boulevard South and Flamingo Road. Bally's Las Vegas is located at the center of the "Golden Mile" of the Las Vegas "Strip" and is within walking distance of many of the other major casino hotels situated there, which management believes enhances its visibility and provides it with an advantage in attracting hotel guest and convention business. In addition, separate subsidiaries of Bally's Grand, Inc. own approximately 14 acres of land situated adjacent to Bally's Las Vegas on which a parking lot used by Bally's Las Vegas is located and 5 acres of land situated in North Las Vegas, Nevada on which supporting facilities used by Bally's Las Vegas are located.

Bally's Las Vegas currently encompasses approximately 3.2 million square feet of space in two high-rise hotel towers connected by a low-rise structure and has approximately 62,200 square feet of gaming space. Bally's Las Vegas features 1,737 slot machines, 76 table games, several keno areas and a race and sports book room. In order to promote slot machine play, Bally's Las Vegas emphasizes the configuration and location of its slot machine areas. In addition, Bally's Las Vegas offers a full selection of table games including baccarat, blackjack, craps, roulette, pai gow poker, caribbean stud poker, let it ride and a big-six wheel.

Bally's Las Vegas has 2,814 guest rooms (including 237 suites) and one of the largest casino hotel convention facilities in Las Vegas with approximately 175,000 square feet of meeting space. The complex also includes two entertainment showrooms with a combined seating capacity of 2,500, five restaurants, a coffee shop, two bars, a snack bar, a casino lounge which is presently being renovated into a premium players' slot lounge, a state-of-the-art health spa, a swimming pool and cabana area with food and beverage service, eight tennis courts and a retail shopping mall.

Bally's Las Vegas recently completed an extensive capital improvement program. During 1994, Bally's Las Vegas completed improvements to its frontage area along the Strip, including the addition of moving walkways that transport patrons to and from the main entrance through gardens and water displays. In June 1995, Bally's Las Vegas and MGM Grand jointly opened a new monorail system, connecting the two major

- --------------------------------------------------------------------------------

"Four Corners" on the Strip through their respective properties. Renovation of the 800 hotel rooms in Bally's Las Vegas' south tower was completed in August 1995, complementing the 1993 renovation of the approximately 2,000 hotel rooms in the main tower.

Convention business is a major marketing focus for Bally's Las Vegas, as it provides the resort with mid-week occupancy and generally higher than standard mid-week rates. Management believes that Bally's Las Vegas' convention meeting space and substantial convention amenities and services make it one of the most desirable convention forums in Las Vegas.

In addition to its focus on convention business, Bally's Las Vegas markets to two distinct groups of customers identified as "consistent wagerers" in the middle to upper-middle tier of the gaming market. The first group consists of individuals traveling to Las Vegas from southern California and the southwestern states by automobile and, to a lesser extent, by airplane. These individuals are primarily weekend-oriented and represent a significant portion of Bally's Las Vegas' customers. The second group consists of primarily mid-week oriented individuals who tend to take advantage of travel "packages" offered by tour and travel agents. Bally's Las Vegas' operating strategy is designed to attract and retain these customer groups by capitalizing on the quality of its facilities and providing its guests with a full range of resort amenities and personalized services, emphasizing its "Touch of Class" motto. Management believes that the spacious configuration of Bally's Las Vegas' casino and the size of its standard hotel rooms, which are among the largest offered on the Strip, contribute to its upscale image and help to attract these targeted customers. Also, in connection with a recent alliance between a worldwide casino consulting company and Bally's Las Vegas and the planned redesign and expansion of its baccarat area in 1996, Bally's Las Vegas intends to target and market to high-end baccarat players from Asia and the Pacific Rim.

Bally's Grand, Inc. also owns approximately 24 acres of land situated on the Strip adjacent to Bally's Las Vegas on which a small retail shopping center is presently located. In 1995, Bally's Grand, Inc. announced its intention to develop a separate casino hotel resort with a Paris, France theme (the "Paris Casino-Resort") on this land. The Paris Casino-Resort is presently planned to include, among other things, an 85,000 square-foot casino, 3,000 guest rooms and a 50-story Eiffel Tower attraction. The cost of the project, exclusive of the value of the land, is presently estimated to be between $375 million and $425 million, with construction expected to commence in the third quarter of 1996.

Bally's Las Vegas' operations are conducted 24 hours a day every day of the year. Business is somewhat seasonal, usually declining in the summer and mid-winter months. Bally's Las Vegas employs approximately 4,100 persons in the operation of its business and has collective bargaining contracts with unions covering approximately 2,500 of these employees.

BALLY'S MISSISSIPPI. Through subsidiaries, Bally owns a 58% equity interest in Bally's Mississippi, which reopened its dockside casino in December 1995 in Robinsonville, Mississippi (near Memphis, Tennessee), and manages the property for an indefinite term for a management fee equal to the sum of 2% of the net win from gaming activities plus 7% of earnings before interest, depreciation and amortization of Bally's Mississippi.

Bally's Mississippi features a dockside casino and saloon with an adjacent land-based facility and a hotel located on approximately 64 acres. At December 31, 1995, the 40,000 square-foot dockside casino featured 1,193 slot machines, 55 table games (including blackjack, craps, mini-baccarat, poker, roulette and a big-six wheel, among others) and the Maverick High Stakes Parlor, a premium players' room. The casino is complemented by a 4,000 square-foot saloon featuring nightly entertainment ranging from "top 40" bands to the area's hottest country acts. Bally's Mississippi's 30,000 square-foot land-based facility has a two-story open atrium at its entrance and features a theater/lounge, a restaurant, a snack bar and administrative facilities. The theater/lounge is a renovated authentic grain silo with a seating capacity of approximately 250 and features revues and various headline entertainment. The Cornucopia restaurant features a buffet, an a la carte menu and overlooks Old River Lake. Bally's Mississippi's 150,000 square-foot hotel has 238

- --------------------------------------------------------------------------------

rooms, an Olympic size pool, an outdoor spa and a health club.

The operating strategy of Bally's Mississippi is to provide an enjoyable gaming experience for its patrons through a well-trained, friendly staff in an attractive facility, complemented by comfortable hotel accommodations, entertainment, varied dining options and parking for approximately 1,200 vehicles. The atmosphere of the casino is open and airy, with wide aisles and ample space between games. A "Bayou" theme featuring weathered metal siding and exposed wooden beams creates a fun environment with destination appeal. Hotel guests receive a complimentary breakfast at the Cornucopia each day of their stay. The marketing strategy of Bally's Mississippi is to generate a high volume of play from casino customers in the regional area, which management believes is enhanced by the hotel and Bally's Mississippi's close proximity to Memphis, Tennessee.

Bally's Mississippi's operations are conducted 24 hours a day every day of the year. Bally's Mississippi employs approximately 1,000 persons in the operation of its business.

BALLY'S NEW ORLEANS. Through subsidiaries, Bally owns an equity interest of approximately 50% in and has effective control of Bally's New Orleans, which commenced the operation of a riverboat casino in July 1995 in New Orleans, Louisiana. Pursuant to a management agreement with an initial term of five years (effective March 1994) and an option for a second five-year term, these Bally subsidiaries developed and manage the property for a management fee initially equal to approximately 7% of the earnings before interest, depreciation and amortization of Bally's New Orleans.

Bally's New Orleans' riverboat operates out of South Shore Harbor on Lake Pontchartrain in Orleans Parish, which is approximately eight miles from the French Quarter of New Orleans. The riverboat can accommodate up to 2,500 passengers and features a 30,000 square-foot casino (the maximum size currently allowed under Louisiana law) on the two upper decks of the vessel. The casino features 1,213 state-of-the-art slot machines with embedded bill acceptors and 46 table games, including blackjack, roulette, craps and poker, among others. The lower level of the vessel has an additional 20,000 square feet of space (presently being used for special events and headline entertainment) which could be utilized for gaming in the event current Louisiana law is amended. The vessel was built to resemble a traditional paddle-wheel riverboat and features an "Americana" theme in red, white and blue. Onshore facilities include a 34,000 square-foot terminal building that houses a buffet restaurant, cocktail lounge and an entertainment/waiting area and parking for approximately 1,200 vehicles.

Bally's New Orleans' operating strategy is to provide its patrons with an enjoyable gaming experience through a well-trained, friendly staff in an attractive facility. The marketing strategy of Bally's New Orleans is to generate a high volume of casino play from local residents, as well as tourists.

Louisiana law provides for 24-hour, unlimited stakes gaming on a riverboat. Barring adverse weather and water conditions, gaming is not permitted while a riverboat is docked other than during a period no longer than 45 minutes between excursions. Each round-trip riverboat cruise may not be less than three nor more than eight hours in duration. Bally's New Orleans operates eight cruises daily with no admission charge. Bally's New Orleans employs approximately 800 persons in the operation of its business.

OTHER. The Company continues to explore opportunities for gaming expansion in jurisdictions where gaming is presently authorized or may become authorized. New gaming projects may be wholly owned and operated by the Company or may be developed, owned and/or operated through ventures in which the Company participates. Exclusive of costs incurred in the development of Bally's New Orleans and Bally's Mississippi, the Company has expended approximately $24 million during the past three years in the pursuit of gaming opportunities, including capitalized land option costs of approximately $11 million. In addition, the Company entered into agreements with a third party in June 1995 whereby the Company loaned approximately $11 million to finance the acquisition of and is managing two harness racing facilities in Maryland: (i) Rosecroft Raceway, located in suburban Washington, D.C. and (ii) Delmarva Downs Raceway, located near Ocean City, Maryland. The loans are secured

- --------------------------------------------------------------------------------

by first mortgages and contain options to purchase equity interests in the racing facilities.

In April 1995, Bally's Grand, Inc. entered into several agreements relating to the prospective acquisition of an 85% equity interest in Excelsior/Chehalis, L.P., which presently manages the Lucky Eagle Casino in Rochester, Washington. In connection therewith, Bally's Grand, Inc. deposited $3 million to collateralize certain indebtedness of the partnership and applied for the required gaming licenses and regulatory approvals. In August 1995, Bally's Grand, Inc. received the necessary license from the Washington State Gambling Commission, but the acquisition remains contingent upon the receipt of a license from the National Indian Gaming Commission, which is pending.

COMPETITION

GENERAL. The Company's casinos face considerable competition from both established casinos and newly emerging gaming operations. Management believes that the legalization of casino gaming in various jurisdictions over the last several years and the opening of gaming facilities operated by Native Americans have not, to date, had a material adverse impact on its present operations. However, proposals have been made for casinos, generally water-based, in a number of other jurisdictions and several large metropolitan areas, including Chicago, where the Company is headquartered, and Philadelphia, where the Company holds an option on a large tract of waterfront property. Legalization of gaming in additional jurisdictions would also provide opportunities for expansion by the Company's competitors, some of which have greater financial resources than the Company, which could adversely affect the Company's existing operations. Management believes that the adoption of legislation approving casino gaming and the opening of significant gaming establishments in any jurisdiction near New Jersey or Nevada or the advent of full-scale gaming on nearby Native American lands could have a material adverse effect on its present operations. Similarly, the legalization of gaming in jurisdictions adjacent to Mississippi could have a material adverse effect upon the operations of Bally's Mississippi. The Company also competes with other forms of legalized gaming, including state-sponsored lotteries and off-track wagering. In markets in which the Company commences operations or seeks to commence operations, it often faces intense competition for licenses, desirable sites, qualified personnel and, ultimately, customers from other companies in the gaming industry.

Management believes that patrons distinguish among casinos based on a number of factors including, but not limited to, the location and physical design of the casino and, where applicable, hotel accommodations, the extent and quality of personalized service offered to guests and casino customers, the price and quality of rooms and food and beverages, the number and quality of its restaurants, convention and other public facilities, promotional allowances, the entertainment offered, the variety of table games and slot machines, table limits, casino credit granted to customers and parking availability. Management believes that the reputation of each of the Company's casinos as a first-class facility enhances their competitiveness in each of their markets.

ATLANTIC CITY. Since April 1990, there have been ten casino hotel facilities operating in Atlantic City in competition with Bally's Park Place and The Grand, which are also in competition with each other. Several Atlantic City casino hotels have recently expanded or are currently in the process of expanding their facilities, and competition increases as additional slot machines and hotel rooms are added. In addition, proposals for several casino hotel resorts were recently announced for the marina district in Atlantic City and, if and when such resorts are opened, capacity and competition will further increase. To enhance their competitiveness in the Atlantic City market, Bally's Park Place recently completed six penthouse suites in its hotel tower and intends to develop the aforementioned western-themed casino complex, and The Grand intends to develop the aforementioned 300-room hotel tower. In addition, Bally's Park Place has a central location which positively affects its competitive position, whereas The Grand is geographically removed from most other Atlantic City casino hotels, which has historically adversely affected its competitive position.

LAS VEGAS. Bally's Las Vegas competes principally with other casino hotels located in Las Vegas. Currently, there are approximately thirty major casino hotels located on or near the Strip, approximately ten major casino hotels located in the Las Vegas downtown area and several major facilities located elsewhere in the Las

- --------------------------------------------------------------------------------

Vegas area. As a result of new construction projects and certain expansions by casino hotels located on or near the Strip, over the last three years Las Vegas gaming space increased significantly and hotel and motel room capacity increased by approximately 13,500 rooms or 18%. A significant portion of the increase is a result of the opening during the latter part of 1993 of three major casino hotels that contain approximately 370,000 total square feet of gaming space, 10,400 total guest rooms and a theme park. In addition, there have been several public announcements concerning major casino hotel projects in Las Vegas, certain of which have commenced construction. In particular, two casino hotel resorts are expected to open on the Strip in 1996 with a total of approximately 170,000 square feet of gaming space and 5,400 guest rooms. Management believes that the additional casino and hotel room capacity resulting from the opening of new casino hotels may have a short-term negative impact on Bally's Las Vegas, but that over the long term Bally's Las Vegas benefits from the increase in the number of visitors to Las Vegas that these new properties attract. The number of visitors to Las Vegas during 1995 increased approximately 33% over the number in 1992. To enhance its competitiveness in the Las Vegas market, Bally's Las Vegas recently completed the aforementioned capital improvement program. In addition, Bally's Grand, Inc. has announced its intention to develop the Paris Casino-Resort.

MISSISSIPPI. Mississippi gaming law does not limit the number of gaming licenses that may be granted. As a result, management believes there was a saturation of gaming facilities in and around the Memphis, Tennessee market, which led to the closing of six casinos in that market since April 1994 (including Bally's Mississippi, which was moved and reopened). As of March 25, 1996, eight gaming facilities were operating in this market, three of which are located immediately adjacent to Bally's Mississippi. In addition, two casinos are expected to commence operations in this market during 1996, one of which is located somewhat closer to Memphis than Bally's Mississippi. These gaming facilities, as well as any others which subsequently commence operations there, present significant competition for Bally's Mississippi.

NEW ORLEANS. Louisiana law currently limits to fifteen the number of riverboat gaming licenses that may be granted (all but one have been granted as of March 25, 1996), with a maximum of six riverboats in any one parish. Four riverboats are presently operating in the New Orleans area (including Bally's New Orleans). During 1995, Bally's New Orleans also competed with a land-based casino which was operating at a temporary location and was expected to become the largest land-based casino in the United States when it moved to its permanent location. However, in November 1995, the competitor ceased operations at the temporary location and suspended construction at the permanent site. It is presently not known if, or when, construction of the permanent land-based facility will resume.

GAMING REGULATION

GENERAL. Gaming is regulated in every jurisdiction in which it is currently legalized, and regulations generally require receipt of a license prior to commencement of gaming operations. The regulatory frameworks may impose restrictions or costs including additional taxes that materially detract from the feasibility or profitability of gaming operations. Gaming regulations and their enforcement are within the discretion of the regulating jurisdictions, and the Company cannot predict what these regulations will be, how they will be enforced or what effect, if any, these regulations will have on the Company. Changes in these regulations could have a material adverse effect on the operations of the Company. In addition, floating gaming ventures require compliance with certain maritime laws and U. S. Coast Guard regulations. The Company believes it is in material compliance with all such regulations.

NEW JERSEY REGULATION. Gaming activities in Atlantic City are subject to the New Jersey Casino Control Act (the "New Jersey Act"), regulations of the New Jersey Casino Control Commission (the "New Jersey Commission") and other applicable laws. No casino may operate unless the required permits or licenses and approvals are obtained from the New Jersey Commission. The New Jersey Commission is authorized under the New Jersey Act to adopt regulations covering a broad spectrum of gaming and gaming-related activities and to prescribe the methods and forms of applications from all classes of licensees. These laws and regulations concern primarily: (i) the financial stability,

- --------------------------------------------------------------------------------

integrity, responsibility, good character, honesty and business ability of casino service suppliers and casino operators, their directors, officers and employees, their security holders and others financially interested in casino operations, (ii) the nature of casino hotel facilities, and (iii) the operating methods and financial and accounting practices used in connection with the casino operations. Taxes are imposed by the State of New Jersey on gaming operations at the rate of 8% of gross gaming revenues. In addition, the New Jersey Act provides for an investment alternative tax of 2.5% of gross gaming revenues. This investment alternative tax may be offset by investment tax credits equal to 1.25% of gross gaming revenues, which are obtained by purchasing bonds issued by or investing in housing or other development projects approved by the CRDA. New laws and regulations, as well as amendments to existing laws and regulations, relating to gaming activities in Atlantic City are periodically introduced or proposed and sometimes adopted. In January 1995, a comprehensive package of amendments to the New Jersey Act was enacted into law, which amendments, among other things, reduced certain regulatory requirements.

The New Jersey Commission has broad discretion with regard to the issuance, renewal and revocation or suspension of casino licenses. A casino license is not transferable, is issued for a term of up to one year for the first two renewals and thereafter for a term of up to four years (subject to discretionary reopening of the licensing hearing by the New Jersey Commission at any time), and must be renewed by filing an application which must be acted on by the New Jersey Commission prior to the expiration of the license in force. At any time, upon a finding of disqualification or noncompliance, the New Jersey Commission may revoke or suspend a license or impose fines.

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

- --------------------------------------------------------------------------------

members of the board of directors of such affiliate, the New Jersey Commission will not take action against the casino licensee or its affiliate with respect to the continued ownership of the security interest by the disqualified holder.

For purposes of the New Jersey Act, a security holder is presumed to have the ability to control a publicly traded corporation, or to elect one or more members of its board of directors, and thus require qualification, if such holder owns or beneficially holds 5% or more of any class of the equity securities of such corporation, unless such presumption of control or ability to elect is rebutted by clear and convincing evidence. An "institutional investor," as that term is defined under the New Jersey Act, is entitled to a waiver of qualification if it holds less than 10% of any class of the equity securities of a publicly traded holding or intermediary company of a casino licensee and: (i) the holdings were purchased for investment purposes only, (ii) there is no cause to believe the institutional investor may be found unqualified, and (iii) upon request by the New Jersey Commission, the institutional investor files a certified statement to the effect that it has no intention of influencing or affecting the affairs of the issuer, the casino licensee or its other affiliates. The New Jersey Commission may grant a waiver of qualification to an institutional investor holding 10% or more of such securities upon a showing of good cause and if the conditions specified above are met.

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

- --------------------------------------------------------------------------------

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

If a casino license was not renewed, was suspended for more than 120 days or was revoked, the New Jersey Commission could appoint a conservator. The conservator would be charged with the duty of conserving and preserving the assets so acquired and continuing the operation of the hotel and casino of a suspended licensee or with operating and disposing of the casino hotel facilities of a former licensee. Such suspended licensee or former licensee, however, would be entitled only to a fair return on its investment, to be determined under New Jersey law, with any excess to go to the State of New Jersey, if so directed by the New Jersey Commission. Suspension or revocation of any licenses or the appointment of a conservator by the New Jersey Commission would have a material adverse effect on the businesses of Bally's Park Place and The Grand.

In 1994, the New Jersey Commission renewed the casino licenses of Bally's subsidiaries that operate Bally's Park Place and The Grand through June 1996 and July 1996, respectively. The Company is not aware of any reasons that the licenses would not be renewed during 1996 for four years.

NEVADA REGULATION. The ownership and operation of casino gaming facilities in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act"), and (ii) various local ordinances and regulations. Bally's Grand, Inc.'s gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board") and the Clark County Liquor and Gaming Licensing Board (the "Clark County Board"). The Nevada Commission, the Nevada Board and the Clark County Board are collectively referred to herein as the "Nevada Gaming Authorities."

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

Bally is registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has been found suitable to acquire control of Bally's Grand, Inc. Bally's Casino Holdings, Inc. ("Casino Holdings"), an indirect wholly owned subsidiary of Bally, is a Registered Corporation by virtue of its outstanding debt securities. Casino Holdings has been found suitable to own the capital stock of Bally's Grand Management Co., Inc. ("Management Co."), and Bally's CHLV, Inc. ("BCHLV"), which has been registered by the Nevada Commission as an intermediary company

- --------------------------------------------------------------------------------

and has been found suitable to own more than 10% of the voting securities of the Company. Management Co. is licensed by the Nevada Commission as a manager for Bally's Grand, Inc. and such license is not transferable. Bally's Grand, Inc. is a Registered Corporation and has been found suitable to own the capital stock of Grand Resorts, Inc. ("GRI"), which operates the Bally's Las Vegas casino. GRI is required to be licensed by the Nevada Gaming Authorities. The gaming license held by GRI requires the payment of fees and taxes and is not transferable. GRI is also licensed as a manufacturer and distributor of gaming devices. Such manufacturer's and distributor's licenses are not transferable and require the annual payment of fees. GRI and Management Co. are each a corporate licensee (individually a "Corporate Licensee" and collectively, the "Corporate Licensees") under the terms of the Nevada Act. As Registered Corporations, Bally, Casino Holdings and Bally's Grand, Inc. are required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder of or receive any percentage of profits from the Corporate Licensees without first obtaining licenses and approvals from the Nevada Gaming Authorities. Bally, Casino Holdings, BCHLV, Bally's Grand, Inc. and the Corporate Licensees have obtained from the Nevada Gaming Authorities the various registrations, approvals, findings of suitability, permits and licenses required in order to engage in gaming activities in Nevada.

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

- --------------------------------------------------------------------------------

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

The Nevada Act requires any person who acquires more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails a written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the Registered Corporation's or its gaming affiliates' corporate charter, bylaws, management, policies or operations, or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders, (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations, and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners of its securities. The applicant is required to pay all costs of investigation.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. Bally, Casino Holdings and Bally's Grand, Inc. would be subject to disciplinary action if, after they receive notice that a person is unsuitable to be a stockholder or to have any other relationship with Bally, Casino Holdings, Bally's Grand, Inc. or the Corporate Licensees, they: (i) pay that person any dividend or interest upon the voting securities of Bally or Bally's Grand, Inc., (ii) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pay remuneration in any form to that person for services rendered or otherwise, or
(iv) fail to pursue all lawful efforts to require such unsuitable person to relinquish that person's voting securities including, if necessary, the immediate purchase of said voting securities for cash at fair market value. Additionally, the Clark County Board has the authority to approve all persons owning or controlling the stock of any corporation controlling a Corporate Licensee.

The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation if the Nevada Commission has reason to believe that

- --------------------------------------------------------------------------------

such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever, (ii) recognizes any voting right by such unsuitable person in connection with such securities,
(iii) pays the unsuitable person remuneration in any form, or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

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

Neither Bally, Casino Holdings nor Bally's Grand, Inc. may make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On August 24, 1995, the Nevada Commission granted Bally approval to make offerings for a period of one year, subject to certain conditions (the "Shelf Approval"). The Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board and must be renewed annually. The Shelf Approval also applies to any affiliated company wholly owned by Bally (an "Affiliate") which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval also includes approval for Management Co. to guarantee any security issued by, or to hypothecate its assets to secure the payment or performance of any obligations evidenced by securities issued by, Bally or an Affiliate in a public offering under the Shelf Approval. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus for such public offering or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

- --------------------------------------------------------------------------------

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

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received, (ii) the number of gaming devices operated, or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments. Nevada gaming licensees that hold a manufacturer's or distributor's license, such as GRI, also pay certain fees and taxes to the State of Nevada.

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

MISSISSIPPI REGULATION. The ownership and operation of casino gaming facilities in Mississippi are subject to extensive state and local regulation, but primarily the licensing and regulatory control of the Mississippi Gaming Commission and the Mississippi State Tax Commission. Bally's Mississippi and its related holding companies must register under the Mississippi Gaming Control Act (the "Mississippi Act") and its gaming operations are subject to the licensing and regulatory control of the Mississippi Gaming Commission and various local, city and county regulatory agencies. Although not identical, the Mississippi Act is similar to the Nevada Act. The adopted regulations of the Mississippi Gaming Commission are also similar in many respects to the Nevada gaming regulations.

Mississippi statutes and regulations give the Mississippi Gaming Commission the discretion to require a suitability finding with respect to any person or entity who acquired any security of Bally's Mississippi regardless of the percentage of ownership. The current policy of the Mississippi Gaming Commission is to require any person or entity acquiring 5% or more of any voting securities of a public company with a licensed subsidiary or private company licensee to be found suitable. If the owner of voting securities who is required to be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

Any owner of voting securities found unsuitable who holds, directly or indirectly, any beneficial ownership of equity interests in Bally's Mississippi beyond such period of time as may be prescribed by the Mississippi Gaming Commission may be guilty of a misdemeanor. Any

- --------------------------------------------------------------------------------

person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Mississippi Gaming Commission may be found unsuitable. Bally's Mississippi would be subject to disciplinary action if, after it receives notice that a person is unsuitable to be an owner of or to have any other relationship with it, Bally's Mississippi: (i) pays the unsuitable person any dividends or interest upon any of its securities or any payments or distribution of any kind whatsoever, (ii) recognizes the exercise, directly or indirectly, of any voting rights in its securities by the unsuitable person, or (iii) pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances. In addition, if the Mississippi Gaming Commission finds any owner of voting securities unsuitable, such owner must immediately surrender all securities to Bally's Mississippi, as applicable, and Bally's Mississippi must purchase the security so offered, for cash at fair market value within ten days.

Bally's Mississippi is required to maintain current ownership ledgers in the State of Mississippi which may be examined by the Mississippi Gaming Commission at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Gaming Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. Bally's Mississippi is also required to render maximum assistance in determining the identity of the beneficial owner. Bally's Mississippi may be required to disclose to the Mississippi Gaming Commission, upon request, the identities of the holders of the securities. In addition, the Mississippi Gaming Commission under the Mississippi Act may, in its discretion: (i) require holders of debt securities of such registered corporations to file applications, (ii) investigate such holders, and (iii) require such holders to be found suitable to own such debt securities. Although the Mississippi Gaming Commission generally does not require the individual holders of obligations such as debt securities to be investigated and found suitable, the Mississippi Gaming Commission retains the discretion to do so for any reason, including but not limited to a default, or where the holder of the debt instrument exercises a material influence over the gaming operations of the entity in question. Any holder of debt securities required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Gaming Commission in connection with such an investigation.

Mississippi law prohibits Bally's Mississippi from making a public offering or private placement of its securities without the approval of or waiver of approval by the Mississippi Gaming Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi, or to retire or extend obligations incurred for one or more of such purposes.

Mississippi regulation requires prior approval to recapitalize or engage in gaming outside of Mississippi. A Mississippi gaming license is valid for two years, is not transferable and requires the periodic payment of fees. In conjunction with Bally's Mississippi's relocation of its dockside casino to Robinsonville, the Mississippi Gaming Commission granted a new two-year license in February 1995. In addition, findings of suitability for certain key principals were renewed and deemed suitable by the Mississippi Gaming Commission in December 1995. Findings of suitability are also valid for two years.

LOUISIANA AND MARITIME REGULATION. Louisiana has also adopted regulatory requirements which are similar to Nevada's with respect to the discretion given the regulators in granting licenses, financial qualification of licensees and qualification of security holders, officers, directors and key employees. In addition, significant contracts and leases entered into by a licensee must be reported to the Louisiana regulators and certain enterprises which transact business with a licensee must be licensed. Louisiana law requires that, following the granting of a gaming license, any person acquiring a 5% or more economic interest in a licensee must obtain the approval of the Riverboat Gaming Enforcement Division of the Louisiana State Police (the "Louisiana Division") prior to such transaction. The Louisiana regulations restrict the payment of dividends, interest or remuneration for services rendered or otherwise to security holders who are not found suitable and require disposition of such securities from those holders who are

- --------------------------------------------------------------------------------

found disqualified. The Louisiana Division may conduct a suitability investigation of security holders at any time. In addition, Louisiana law provides that, barring adverse weather and water conditions, gaming is not permitted while a riverboat is docked other than during a period no longer than 45 minutes between excursions. Additionally, each round-trip riverboat cruise may not be less than three nor more than eight hours in duration. The failure of a licensee to comply with the requirements set forth above may result in the revocation of that licensee's gaming license. A Louisiana gaming license is valid for five years, is not transferable and requires the periodic payment of fees. The Louisiana Division granted Bally's New Orleans a riverboat gaming license in March 1994.

Under the provisions of Title 46 of the U.S. Code, the design, construction and operation of Bally's New Orleans' riverboat are subject to regulation and approval of the U.S. Coast Guard. Prior to the commencement of operations, a Certificate of Inspection and a Certificate of Documentation were obtained from the U.S. Coast Guard. All shipboard employees of the Company employed on U.S. Coast Guard regulated vessels, including those not involved with the actual operation of the vessel, such as dealers, cocktail hostesses and security personnel, may be subject to certain federal legislation relating to maritime activity which, among other things, exempts those employees from state limits on workers' compensation awards. The Company expects that it will have adequate insurance to cover employee claims. Furthermore, Bally's New Orleans' riverboat is a cruising riverboat on Lake Pontchartrain which, among other things, requires a U.S. Coast Guard hull inspection at five-year intervals.

FEDERAL REGISTRATION. The operating subsidiaries of Bally that are involved in gaming activities are required to make annual filings with the Attorney General of the United States in connection with the operation of slot machines. All requisite filings for the present year have been made.

COPYRIGHTS AND TRADEMARKS

The Company owns or is licensed under a number of copyrights, trademarks and trade names. Several of the copyrights, trademarks and trade names used by the Company are considered to have substantial value in its businesses. In addition, the Company licenses the use of the "Bally" name to several of its former subsidiaries for uses other than in the operation of casinos.

ITEM 3.  LEGAL PROCEEDINGS

Several purported derivative actions against Bally and certain of its current and former directors, originally filed in December 1990 and January 1991, have been consolidated under the caption In re: Bally Entertainment Corporation Shareholders Litigation in the Court of Chancery of the State of Delaware, New Castle County. The consolidated complaint alleges, among other things, breach of fiduciary duty, corporate mismanagement, and waste of corporate assets in connection with certain actions including, among other things, payment of compensation, certain acquisitions by Bally, the dissemination of allegedly materially false and misleading information, the proposed restructuring of Bally's debt, and a subsidiary's allegedly discriminatory practices. The plaintiffs seek, among other things: (i) injunctions against payment of certain termination compensation benefits and implementation of the proposed restructuring plan, (ii) rescission of consummated transactions and a declaration that the complained-of transactions are null and void, (iii) an accounting by individual defendants of damages to Bally and benefits received by such defendants, (iv) the appointment of a representative to negotiate on behalf of the stockholders in connection with any proposed restructuring, and (v) costs and disbursements, including a reasonable allowance for the fees and expenses of plaintiffs' attorneys, accountants and experts.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 4 is inapplicable.

- --------------------------------------------------------------------------------

EXECUTIVE OFFICERS OF THE REGISTRANT

Arthur M. Goldberg was elected Chairman of the Board of Directors and Chief Executive Officer of the Company in October 1990 and President of the Company in January 1993. He is also Chairman of the Company's Executive Committee. In June 1993, he was elected Chairman of the Board of Directors, President and Chief Executive Officer of Casino Holdings. Since January 1993, Mr. Goldberg has been Chairman of the Board of Directors and Chief Executive Officer of both Bally's Park Place, Inc. and GNOC, CORP. Mr. Goldberg was elected Chairman of the Board of Directors of Bally's Grand, Inc. in August 1992 and its Chief Executive Officer in September 1992. Mr. Goldberg has served as a director of BFIT since 1991, and he has been the Chairman of the Board of Directors and Chief Executive Officer of BFIT since September 1995. Since 1990, he has been Chairman of the Board of Directors, Chief Executive Officer and President of Di Giorgio Corporation (a food distributor). Mr. Goldberg is also a director of First Union Corporation (a financial services company) and Managing Partner of Arveron Investments L.P. (an investment partnership). Mr. Goldberg is 54 years of age.

Lee S. Hillman was elected Vice President, Chief Financial Officer and Treasurer of the Company in November 1991 and Executive Vice President in August 1992. He has been an Executive Vice President, Chief Financial Officer and a director of Casino Holdings since June 1993. Mr. Hillman has served as a director of Bally's Park Place, Inc. since January 1993 and a director of GNOC, CORP. since February 1993. He has also been Vice President--Administration of Bally's Grand, Inc. since August 1993. In addition, he has served as Treasurer of BFIT since April 1991, one of its directors since September 1992, and its Executive Vice President since September 1995. Mr. Hillman was Senior Vice President of BFIT from April 1991 to September 1995 and Chief Financial Officer of BFIT from April 1991 through May 1994. From October 1989 to April 1991, he was a partner with the accounting firm of Ernst & Young LLP. Mr. Hillman is 40 years of age.

James S. Montana, Jr. was elected Senior Vice President and General Counsel of the Company and Casino Holdings in July 1995. Mr. Montana also serves on the Board of the Metropolitan Pier & Exposition Authority in Chicago. From January 1993 to June 1995, Mr. Montana was Chief Legal Counsel to Illinois Governor Jim Edgar. From March 1992 to January 1993, he was a partner with the law firm of Dickinson, Wright, Moon, Van Dusen & Freeman. Prior to March 1992, at various times Mr. Montana was engaged in the private practice of law, was Chief Justice of the Illinois Court of Claims, and was an Assistant United States Attorney in Chicago, Illinois. Mr. Montana is 52 years of age.

Robert G. Conover was elected Vice President, Management Information Systems and Chief Information Officer of the Company in December 1992. He has been Senior Vice President, Management Information Systems of Casino Holdings since June 1993 and Senior Vice President of GNOC, CORP. since 1987. Mr. Conover was elected a Senior Vice President of Bally's Park Place, Inc. in January 1993 and for approximately ten years prior thereto, he was a Vice President of that company. Mr. Conover has also been President of the Bally Systems division of Bally Gaming International, Inc., a former subsidiary of the Company, since October 1990. From January 1987 to September 1992, he was Vice President, Management Information Systems of Bally's Grand, Inc. Mr. Conover is 50 years of age.

John W. Dwyer was elected Corporate Controller of the Company in June 1992 and Vice President in December 1992. He has been a Vice President and Controller of Casino Holdings since June 1993. Mr. Dwyer has served as Senior Vice President of BFIT since September 1995, Chief Financial Officer of BFIT since May 1994, and was a Vice President of BFIT from May 1994 to September 1995. From October 1986 to June 1992, he was a partner with the accounting firm of Ernst & Young LLP. Mr. Dwyer is 43 years of age.

Harold Morgan was elected Vice President, Human Resources of the Company in December 1992. Since August 1991, he has been employed by BFIT and was elected a Senior Vice President of that company in September 1995. Mr. Morgan served as a Vice President of BFIT from January 1992 to September 1995. From 1985 until August 1991, Mr. Morgan was Director of Employee and Labor Relations of the Hyatt Corporation. Mr. Morgan is 39 years of age.

- --------------------------------------------------------------------------------

Bernard J. Murphy was elected Vice President, Corporate Affairs and Governmental Relations of the Company in November 1991. He has been a Vice President of Casino Holdings since June 1995. From March 1991 to November 1991, Mr. Murphy was employed as an executive of Bally. For twenty years prior to 1991, he had been with the Federal Bureau of Investigation. Mr. Murphy is 49 years of age.

Jerry W. Thornburg was elected Vice President, Audit of the Company in July 1993. For approximately five years prior thereto, he was Director of Internal Audit of the Company. Mr. Thornburg is 52 years of age.
                          ---------------------------

Wallace R. Barr was elected President and a director of Bally's Park Place, Inc. in February 1993 and its Chief Operating Officer in January 1993. He has also been an Executive Vice President, Chief Operating Officer and a director of Casino Holdings since June 1993. Mr. Barr was a Senior Vice President of GNOC, CORP. from June 1991 to February 1993 and has served as its Chief Operating Officer since January 1993 and its President and a director since February
1993. Mr. Barr is also President and Chief Operating Officer of Bally's Mississippi and Bally's New Orleans. From March 1984 to June 1991, he served as Senior Vice President-- Operations of Bally's Park Place, Inc. and from January 1987 to September 1992, he was Senior Vice President and Treasurer of Bally's Grand, Inc. Mr. Barr is 50 years of age.

Darrell A. Luery has been Chief Operating Officer of Bally's Grand, Inc. since September 1992, its President since May 1994, and one of its directors since October 1995. Mr. Luery was Senior Vice President of Bally's Grand, Inc. from August 1989 through May 1994. Mr. Luery is 55 years of age.

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

                                                               FIRST     SECOND      THIRD     FOURTH
                                                              QUARTER    QUARTER    QUARTER    QUARTER
- --------------------------------------------------------------------------------------------------------
1995:
  High.....................................................      $8 7/8    $12 3/4    $12 7/8    $14
  Low......................................................       6          8 1/8     10         10 1/2
1994:
  High.....................................................       9 5/8      7 5/8      8 1/8      7 5/8
  Low......................................................       6 3/4      6 3/8      6 1/2      5 1/4

The number of holders of record of the Common Stock at March 25, 1996 was 13,518.

For restrictions on the ability of Bally's subsidiaries to pay dividends, see Liquidity and Capital Resources in Item 7 of this Report.

ITEM 6.  SELECTED FINANCIAL DATA

                                                   1995        1994        1993        1992        1991
- ----------------------------------------------------------------------------------------------------------
                                                                     (In millions, except per share data)
Years ended December 31:
  Revenues....................................   $1,023.9    $  942.3    $  628.2    $  556.0    $  544.5
  Income (loss) from continuing operations....       76.7        (1.9)       10.2          --       (33.4)
  Income (loss) from continuing operations per
     common and common equivalent share.......       1.34        (.10)        .16        (.06)      (1.07)
At December 31:
  Cash and equivalents........................   $  285.8    $  178.4    $  192.1    $   26.0    $   26.5
  Total assets................................    1,889.2     1,936.2     1,991.6     1,357.6     1,389.8
  Total debt..................................    1,289.6     1,266.2     1,186.3       731.2       795.4
  Minority interests..........................       36.1        37.4        42.4
  Stockholders' equity........................      250.6       293.6       364.1       410.2       364.7

- ---------------

Notes:

(1) The selected financial data has been presented reflecting BFIT as a discontinued operation because of the Spin-off. See Notes to consolidated financial statements -- Discontinued operations for additional information.

(2) Bally's Las Vegas has been consolidated since December 1, 1993 as a result of Bally's controlling interest in reorganized Bally's Grand, Inc. at that date. Prior to December 1, 1993, Bally's investment in Bally's Grand, Inc. was principally recorded on the equity method of accounting. As of December 31, 1995, the Company owned approximately 81% of the outstanding common stock of Bally's Grand, Inc. See Notes to consolidated financial statements -- Acquisition of Bally's Grand, Inc. for additional information.

- --------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's continuing operations comprise one industry segment and all significant revenues arise from its casino operations and, where applicable, supporting hotel operations. As described in the Notes to consolidated financial statements -- Basis of presentation, BFIT has been reflected as a discontinued operation in the Company's consolidated financial statements because of the Spin-off. The following discussion and analysis of financial condition and results of operations is that of the Company's continuing operations.

RESULTS OF OPERATIONS

Revenues and operating income (loss) for the Company and each of its casino properties were as follows (in millions):

                                                                   1995         1994         1993
- ---------------------------------------------------------------------------------------------------
Consolidated (a)(b):
  Revenues (c).................................................  $1,023.9     $  942.3     $  628.2
  Operating income.............................................     186.8        125.1        107.9
Bally's Park Place:
  Revenues.....................................................  $  412.1     $  377.0     $  352.8
  Operating income.............................................     113.4         88.3         85.8
The Grand:
  Revenues.....................................................  $  277.6     $  249.5     $  239.8
  Operating income.............................................      42.1         23.7         21.7
Bally's Las Vegas (b):
  Revenues.....................................................  $  283.5     $  271.9     $   21.1
  Operating income.............................................      42.3         40.3          1.0
Bally's Mississippi (a):
  Revenues.....................................................  $    7.9     $   39.1     $    4.1
  Operating loss (d)...........................................      (4.5)       (13.9)        (1.7)
Bally's New Orleans (a):
  Revenues.....................................................  $   34.5
  Operating loss (e)...........................................      (5.5)

- ---------------

Notes:

(a) Bally's New Orleans commenced operation of its riverboat casino on July 7, 1995, and Bally's Mississippi reopened its dockside casino on December 18, 1995. Between December 1993 and February 1995, Bally's Mississippi operated the dockside casino at a different site.

(b) Bally's Las Vegas (through Bally's Grand, Inc.) has been consolidated since December 1, 1993. See Notes to consolidated financial statements -- Acquisition of Bally's Grand, Inc. for additional information.

(c) Includes interest income of $13.7 million, $9.1 million and $5.9 million in 1995, 1994 and 1993, respectively.

(d) Includes amortization of pre-opening costs totalling $.7 million, $3.3 million and $3.1 million in 1995, 1994 and 1993, respectively. Operating loss in 1995 also includes certain gaming-related costs (primarily slot machine lease costs) incurred during the temporary cessation of Bally's Mississippi's dockside casino operations from February 9, 1995 through December 17, 1995. Operating loss in 1994 includes $13.1 million to write-off certain assets which were abandoned upon the relocation of Bally's Mississippi's dockside casino from Mhoon Landing to Robinsonville, Mississippi (near Memphis, Tennessee). See Notes to consolidated financial statements -- Abandonment loss for additional information.

(e) Includes amortization of pre-opening costs totalling $5.4 million in 1995.

- --------------------------------------------------------------------------------

1995 VERSUS 1994

Revenues of the Company for 1995 were $1,023.9 million compared to $942.3 million for 1994, an increase of $81.6 million (9%). Operating income of the Company for 1995 was $186.8 million compared to $125.1 million for 1994, an increase of $61.7 million (49%). These increases principally reflect improved operating results at both of the Company's Atlantic City casino hotel resorts offset, in part, by the temporary cessation of casino operations at Bally's Mississippi in 1995. In addition, Bally's New Orleans commenced operation of its riverboat casino in July 1995.

ATLANTIC CITY. Revenues of Bally's Park Place for 1995 were $412.1 million compared to $377.0 million for 1994, an increase of $35.1 million (9%). Revenues during the first quarter of 1994 were negatively affected by severe weather in the northeastern United States. Casino revenues for 1995 were $356.7 million compared to $321.5 million in 1994, an increase of $35.2 million (11%). Slot revenues increased $29.9 million(14%) due to a 19% increase in slot handle (volume) offset, in part, by a decline in the win percentage from 8.8% in 1994 to 8.4% in 1995. On average, Bally's Park Place had 68 (3%) more slot machines in 1995 than in 1994. Table game revenues, excluding poker, increased $4.2 million (4%) from 1994 due to an 8% increase in the drop (amount wagered) offset, in part, by a decrease in the hold percentage from 17.1% in 1994 to 16.6% in 1995. Other casino revenues increased $1.1 million (16%) due primarily to the operation of horse race simulcasting and keno (which was introduced in June 1994) throughout all of 1995. Rooms revenue decreased $2.1 million (8%) due to increased complimentaries in 1995 causing reduced occupancy of rooms by paying customers. Other revenues increased $2.6 million (26%) principally due to increased special event revenues and interest income. Operating income of Bally's Park Place for 1995 was $113.4 million compared to $88.3 million for 1994, an increase of $25.1 million (28%) as the aforementioned 9% revenue increase was offset, in part, by a 3% increase in operating expenses. Casino expenses increased $11.0 million (9%) due to expanded promotional efforts, increased gaming taxes associated with higher gaming revenues and an increase in salaries, benefits and other costs associated with the operation of horse race simulcasting and keno throughout all of 1995. Selling, general and administrative expenses increased $3.1 million (8%) primarily due to increased marketing, legal, insurance and advertising costs offset, in part, by a gain on the settlement of a supplemental executive retirement plan in 1995. Other operating expenses increased $2.4 million (4%) principally due to increased real estate taxes and special event costs. These increases in operating expenses were offset, in part, by a $3.5 million (11%) decrease in depreciation and amortization expense primarily due to 1994 including accelerated depreciation associated with a slot machine upgrade and certain assets becoming fully depreciated in 1994.

Revenues of The Grand for 1995 were $277.6 million compared to $249.5 million for 1994, an increase of $28.1 million (11%). As described previously, revenues during the first quarter of 1994 were negatively affected by severe weather in the northeastern United States. Casino revenues for 1995 were $256.8 million compared to $228.4 million in 1994, an increase of $28.4 million (12%). Slot revenues increased $24.0 million (18%) due to a 21% increase in slot handle offset, in part, by a decline in the win percentage from 8.6% in 1994 to 8.4% in 1995. On average, The Grand had 428 (30%) more slot machines in 1995 than in 1994. Table game revenues, excluding poker, increased $.9 million (1%) due to a 3% increase in the drop offset, in part, by a decrease in the hold percentage from 16.6% in 1994 to 16.3% in 1995. Poker, horse race simulcasting and keno, all of which commenced in April 1995, contributed $3.5 million to casino revenues. Operating income of The Grand for 1995 was $42.1 million compared to $23.7 million for 1994, an increase of $18.4 million (78%) as the aforementioned 11% revenue increase was offset, in part, by a 4% increase in operating expenses. Casino expenses increased $10.4 million (8%) due to increased promotional expenses and gaming taxes associated with the aforementioned increase in gaming activity. Selling, general and administrative expenses increased $2.3 million (9%) primarily due to a non-recurring real estate tax refund recognized in 1994. These increases in operating expenses were offset, in part, by a $1.3 million (7%) decrease in depreciation and amortization expense due to accelerated depreciation of certain slot machines replaced in 1994.

- --------------------------------------------------------------------------------

Management believes that the expansion of several casino hotel facilities in Atlantic City, which includes additional hotel rooms and slot machines, has caused and will continue to cause intense promotional efforts to attract slot players as both the Company's Atlantic City casino hotel resorts and their competitors continue to seek to expand their share of slot revenues and maximize the utilization of their slot machines. Further, as a result of the aggressive competition for slot patrons, the Atlantic City slot win percentage has declined. Management believes that the slot win percentage will continue to be subject to competitive pressure and may decline further. However, management also believes its Atlantic City casino hotel resorts are well-positioned to compete for additional casino revenues by continuing to offer attractive promotional gaming programs and other special events, and by enhancing the appearance and comfort of their gaming space and hotel accommodations. In 1994, Bally's Park Place expanded its casino floor from 68,100 to 71,400 square feet and added another 8,700 square feet of gaming space to offer horse race simulcasting and keno and to relocate and expand its poker operations. During the first quarter of 1995, Bally's Park Place completed the aforementioned slot machine upgrade, replacing the majority of its slot machines with state-of-the-art machines with embedded bill acceptors, and reconfigured its slot machine layout, adding additional slot stools and increasing aisle space. In addition, Bally's Park Place intends to develop the aforementioned western-themed casino complex. During the second quarter of 1994, The Grand reconfigured its casino floor, widening the aisles, adding additional slot stools and replacing the majority of its slot machines with state-of-the-art machines with embedded bill acceptors. In April 1995, The Grand completed an expansion which increased its casino floor and other gaming space by nearly 30% to accommodate approximately 400 additional slot machines, poker, horse race simulcasting and keno. In November 1995, The Grand opened The Grand Theater, an 18,000 square-foot arena with seating capacity of up to 2,000 used for headline entertainment, sports events and production shows. In addition, The Grand intends to develop the aforementioned 300-room hotel tower.

LAS VEGAS. Revenues of Bally's Las Vegas for 1995 were $283.5 million compared to $271.9 million for 1994, an increase of $11.6 million (4%). Casino revenues for 1995 were $137.5 million compared to $134.6 million for 1994, an increase of $2.9 million (2%). Slot revenues increased $6.3 million (11%) due to a 13% increase in slot handle offset, in part, by a decline in the win percentage from 6.2% in 1994 to 6.1% in 1995. Management believes the increase in slot handle was primarily attributable to an increase in walk-in business resulting from the operation of the automated walkway system and related improvements throughout all of 1995 compared to six months in 1994, the addition of the monorail system in June 1995 and increased marketing and promotional efforts. Table game revenues decreased $3.2 million (5%) due to a decline in the hold percentage from 16.0% in 1994 to 14.3% in 1995 offset, in part, by a 6% increase in the drop. Rooms revenue increased $1.0 million (2%) due primarily to a higher average room rate. Food and beverage revenues increased $3.9 million (10%) due primarily to increased convention business. Other revenues increased $3.8 million (9%) due, in part, to Bally's Las Vegas operating two retail gift shops in 1995 which were operated by a third party in 1994. Operating income of Bally's Las Vegas for 1995 was $42.3 million compared to $40.3 million for 1994, an increase of $2.0 million (5%) as the aforementioned 4% increase in revenues was offset, in part, by a 4% increase in operating expenses. Depreciation and amortization expense increased $3.3 million (16%) as a result of the aforementioned capital improvement program. Casino expenses increased $3.3 million (4%) due principally to increased promotional and special event costs. Other operating expenses increased $2.2 million (5%) due, in part, to the cost of operating the aforementioned gift shops in 1995, costs associated with the operation of the automated walkway system and related improvements throughout all of 1995 compared to six months in 1994 and Bally's Grand, Inc.'s 50% share of costs for the monorail system for seven months in 1995.

Three major casino hotels opened for business in Las Vegas during the latter part of 1993 that contain approximately 370,000 total square feet of gaming space, 10,400 total guest rooms and a theme park. In addition, there have been

- --------------------------------------------------------------------------------

several public announcements concerning major casino hotel projects in Las Vegas, certain of which have commenced construction. In particular, two casino hotel resorts are expected to open on the Strip in 1996 with a total of approximately 170,000 square feet of gaming space and 5,400 guest rooms. Management believes that the additional casino and hotel room capacity resulting from the opening of new casino hotels may have a short-term negative impact on Bally's Las Vegas, but that over the long term Bally's Las Vegas benefits from the increase in the number of visitors to Las Vegas that these new properties attract. To enhance its competitiveness in the Las Vegas market, Bally's Las Vegas recently completed an extensive capital improvement program. During 1994, Bally's Las Vegas completed improvements to its frontage area along the Strip, including the addition of moving walkways that transport patrons to and from the main entrance through gardens and water displays. In June 1995, Bally's Las Vegas and the MGM Grand jointly opened a new monorail system, connecting the two major "Four Corners" on the Strip through their respective properties. Renovation of the 800 hotel rooms in Bally's Las Vegas' south tower was completed in August 1995, complementing the 1993 renovation of the approximately 2,000 hotel rooms in the main tower. In addition, Bally's Grand, Inc. has announced its intention to develop the Paris Casino-Resort.

MISSISSIPPI. On February 9, 1995, a subsidiary of Bally entered into a venture agreement with a subsidiary of Lady Luck Gaming Corporation ("Lady Luck") pursuant to which Bally's Mississippi relocated its dockside casino from Mhoon Landing in Tunica, Mississippi to a site in Robinsonville, Mississippi, where Lady Luck had constructed a 238-room hotel. In connection with the relocation, casino operations were suspended at Mhoon Landing on February 9, 1995. Effective April 1, 1995, Bally's Mississippi contributed its dockside casino and related assets to the venture, and Lady Luck contributed the hotel and related assets. Through subsidiaries, Bally is the majority owner, general manager and has effective control of Bally's Mississippi; accordingly, Lady Luck's equity in the venture is classified as "minority interests" in the Company's consolidated balance sheet. Bally's Mississippi reopened its dockside casino on December 18, 1995 at the Robinsonville site. Revenues of Bally's Mississippi for 1995 were $7.9 million, which included casino revenues of $5.9 million ($1.0 million at Mhoon Landing for the period January 1, 1995 through February 9, 1995 and $4.9 million at Robinsonville for the period December 18, 1995 through December 31,
1995) and rooms revenue of $1.9 million at Robinsonville (for the period April 1, 1995 through December 31, 1995). Operating loss of Bally's Mississippi for 1995 was $4.5 million (including $1.9 million related to the Mhoon Landing site). In addition to costs related to casino and hotel operations during 1995, operating expenses of Bally's Mississippi include gaming-related costs (primarily slot machine lease costs) and general and administrative costs incurred during the temporary cessation of Bally's Mississippi's operations from February 9, 1995 through December 17, 1995 and the amortization of $.7 million of pre-opening costs. Revenues and operating loss of Bally's Mississippi at its Mhoon Landing site for 1994 were $39.1 million and $13.9 million, respectively. Operating loss for 1994 included a charge of $13.1 million to write-off certain assets which were abandoned upon Bally's Mississippi's relocation of its dockside casino to Robinsonville and the amortization of $3.3 million of pre-opening costs.

Mississippi gaming law does not limit the number of gaming licenses that may be granted. As a result, management believes there was a saturation of gaming facilities in and around the Memphis, Tennessee market, which led to the closing of six casinos in that market since April 1994 (including Bally's Mississippi, which was moved and reopened). As of March 25, 1996, eight gaming facilities were operating in this market, three of which are located immediately adjacent to Bally's Mississippi. In addition, two casinos are expected to commence operations in this market during 1996, one of which is located somewhat closer to Memphis than Bally's Mississippi. These gaming facilities, as well as any others which subsequently commence operations there, present significant competition for Bally's Mississippi.

NEW ORLEANS. As described previously, Bally's New Orleans commenced operation of its riverboat casino in New Orleans, Louisiana on July 7, 1995. Revenues of Bally's New Orleans for 1995 were $34.5 million including casino revenues of $33.0 million (slot revenues were

- --------------------------------------------------------------------------------

$25.6 million and table game revenues were $7.4 million). Operating loss of Bally's New Orleans for 1995 was $5.5 million, including the amortization of $5.4 million of pre-opening costs.

Louisiana law currently limits to fifteen the number of riverboat gaming licenses that may be granted (all but one have been granted as of March 25, 1996), with a maximum of six riverboats in any one parish. Four riverboats are presently operating in the New Orleans area (including Bally's New Orleans). During 1995, Bally's New Orleans also competed with a land-based casino which was operating at a temporary location and was expected to become the largest land-based casino in the United States when it moved to its permanent location. However, in November 1995, the competitor ceased operations at the temporary location and suspended construction at the permanent site. It is presently not known if, or when, construction of the permanent land-based facility will resume.

GAMING DEVELOPMENT COSTS. Operating income for 1995 includes a charge of $6.3 million for costs incurred in the pursuit and development of new gaming projects in various jurisdictions compared to $10.9 million in 1994. The Company continues to explore opportunities in jurisdictions where gaming is presently authorized or may become authorized and on Native American lands. However, successful expansion and development opportunities are contingent upon, among other things, the passage of legislation authorizing gaming (when not already approved) and the Company obtaining the appropriate licenses. There can be no assurance that such legislation will be enacted or that the Company will be granted gaming licenses in any of these jurisdictions.

GAIN ON SALES OF MARKETABLE SECURITIES. During 1995 and 1994, the Company sold certain marketable securities which resulted in pre-tax gains totalling $2.5 million and $11.8 million, respectively.

INTEREST EXPENSE. Interest expense, net of capitalized interest, was $132.4 million in 1995 compared to $130.8 million in 1994, an increase of $1.6 million (1%) due principally to a higher average level of debt.

INCOME TAXES. Effective rates of the income tax benefit (provision) for 1995 and 1994 varied from the U.S. statutory tax rate of 35%. A reconciliation of the income tax benefit (provision) with amounts determined by applying the U.S. statutory tax rate to income from continuing operations before income taxes and minority interests is included in the Notes to consolidated financial statements -- Income taxes.

1994 VERSUS 1993

Revenues of the Company for 1994 were $942.3 million compared to $628.2 million for 1993, an increase of $314.1 million (50%). Operating income of the Company for 1994 was $125.1 million compared to $107.9 million for 1993, an increase of $17.2 million (16%). These increases principally reflect the inclusion of twelve months of operations of both Bally's Las Vegas and Bally's Mississippi in 1994 as compared to approximately one month in 1993 and improved operating results at both of the Company's Atlantic City casino hotel resorts.

ATLANTIC CITY. Revenues of Bally's Park Place for 1994 were $377.0 million compared to $352.8 million for 1993, an increase of $24.2 million (7%). Bally's Park Place achieved this increase in revenues despite extremely adverse weather in the first quarter of 1994 when revenues grew only $.3 million. Casino revenues for 1994 were $321.5 million compared to $297.7 million in 1993, an increase of $23.8 million (8%). Slot revenues increased $13.5 million (7%) due to a 16% increase in slot handle offset, in part, by a decline in the win percentage from 9.6% in 1993 (which includes the positive impact from the discontinuation of certain progressive linked jackpots) to 8.8% in 1994. Bally's Park Place added 223 slot machines (an 11% increase) during 1994. Table game revenues, excluding poker, increased $6.4 million (7%) due to a 3% increase in the drop and an increase in the hold percentage from 16.5% in 1993 to 17.1% in 1994. Poker operations, which commenced in July 1993, generated revenues of $4.7 million for 1994 compared to $2.6 million for 1993. Horse race simulcasting and keno operations, which commenced in June 1994, contributed $1.8 million to casino revenues for 1994. Other revenues increased $1.0 million (11%) due to higher entrance fees for promotional events, dividends from a multi-casino linked progressive trust and increased interest income. Operating income of Bally's Park Place for 1994 was $88.3 million

- --------------------------------------------------------------------------------

compared to $85.8 million for 1993, an increase of $2.5 million (3%) as the aforementioned 7% revenue increase was offset, in part, by an 8% increase in operating expenses. Casino expenses increased $11.3 million (10%) due to an increase in salaries, benefits and other costs associated with the introduction and operation of horse race simulcasting and keno in 1994 and the operation of poker throughout all of 1994 compared to only six months in 1993, and expanded marketing and promotional efforts. Depreciation and amortization expense increased $5.2 million (20%) primarily due to accelerated depreciation associated with the aforementioned slot machine upgrade and an increase in capital expenditures during 1994 and 1993. Other operating expenses increased $3.1 million (6%) due to an increase in the cost of property operations and ancillary services.

Revenues of The Grand for 1994 were $249.5 million compared to $239.8 million for 1993, an increase of $9.7 million (4%). The Grand achieved this increase in revenues despite extremely adverse weather in the first quarter of 1994 when revenues declined $5.6 million. Casino revenues for 1994 were $228.4 million compared to $216.3 million in 1993, an increase of $12.1 million (6%). Table game revenues increased $6.8 million (8%) due to a 5% increase in the drop and an increase in the hold percentage from 16.3% in 1993 to 16.6% in 1994. Slot revenues increased $5.3 million (4%) due to a 14% increase in slot handle offset, in part, by a decline in the win percentage from 9.5% in 1993 to 8.6% in 1994. Slot revenues include approximately $1.5 million and $1.2 million from the discontinuation of certain progressive slot jackpots in 1994 and 1993, respectively. Other revenues decreased $1.5 million (19%) due, in part, to an adjustment to the reserve for unclaimed gaming chips and tokens in 1993. Operating income of The Grand for 1994 was $23.7 million compared to $21.7 million for 1993, an increase of $2.0 million (9%) as the aforementioned 4% revenue increase was offset, in part, by a 4% increase in operating expenses. Casino expenses increased $10.2 million (8%) primarily due to increases in payroll and payroll-related expenses, the provision for doubtful receivables and the costs of providing additional complimentary services and other promotional expenses in conjunction with the increase in gaming activity and additional marketing efforts associated with the comprehensive marketing program introduced in July 1993. Selling, general and administrative expenses decreased $1.3 million (5%) primarily due to a real estate tax refund for prior years offset, in part, by increases in advertising and various other expenses.

LAS VEGAS. Revenues of Bally's Las Vegas for 1994 were $271.9 million compared to $21.1 million for December 1993. Bally's Las Vegas was consolidated effective December 1, 1993. Casino revenues in 1994 were $134.6 million, which primarily consisted of table game revenues of $68.9 million and slot revenues of $59.2 million. Table game hold and slot win percentages for 1994 were 16.0% and 6.2%, respectively. Rooms revenue for 1994 was $58.6 million and food and beverage revenues and other revenues (including entertainment) for 1994 were $37.6 million and $41.1 million, respectively. Casino revenues for December 1993 were $12.2 million, which primarily consisted of table game revenues of $6.7 million and slot revenues of $5.0 million. In December 1993, rooms revenue, food and beverage revenues and other revenues were $2.9 million, $2.8 million and $3.1 million, respectively. Operating income of Bally's Las Vegas for 1994 and December 1993 was $40.3 million and $1.0 million, respectively. Bally's Grand, Inc. was reorganized pursuant to a Fifth Amended Plan of Reorganization in August 1993. See Notes to consolidated financial statements -- Acquisition of Bally's Grand, Inc.

MISSISSIPPI. Revenues of Bally's Mississippi at its Mhoon Landing site for 1994 were $39.1 million compared to $4.1 million in 1993 (which included only 24 days of operations). Casino revenues in 1994 were $38.5 million and consisted of slot revenues of $27.4 million and table game revenues of $11.1 million. Slot win and table game hold percentages for 1994 were 8.8% and 24.3%, respectively. Casino revenues for December 1993 were $4.0 million and consisted of slot and table game revenues of $2.7 million and $1.3 million, respectively. Operating loss of Bally's Mississippi for 1994 was $13.9 million principally resulting from the aforementioned charge of $13.1 million to write-off certain assets which were abandoned upon the relocation of Bally's Mississippi's dockside casino operations and the amortization of $3.3 million of pre-opening costs. Operating loss of Bally's

- --------------------------------------------------------------------------------

Mississippi for December 1993 was $1.7 million principally resulting from the amortization of $3.1 million of pre-opening costs.

GAMING DEVELOPMENT COSTS. Operating income for 1994 includes a charge of $10.9 million for costs incurred in the pursuit and development of new gaming projects in various jurisdictions compared to $1.3 million in 1993.

GAIN ON SALES OF MARKETABLE SECURITIES. During 1994, the Company sold certain marketable securities which resulted in a pre-tax gain totalling $11.8 million.

INTEREST EXPENSE. Interest expense, net of capitalized interest, was $130.8 million in 1994 compared to $92.9 million in 1993, an increase of $37.9 million (41%) due principally to higher average levels of debt primarily resulting from the consolidation of Bally's Grand, Inc. effective December 1993 and the issuance of the Casino Holdings Senior Discount Notes due 1998 (the "Senior Discount Notes") in June 1993 offset, in part, by lower average interest rates.

INCOME TAXES. Effective rates of the income tax provision for 1994 and 1993 varied from the U.S. statutory tax rate of 35%. A reconciliation of the income tax provision with amounts determined by applying the U.S. statutory tax rate to income from continuing operations before income taxes and minority interests is included in Notes to consolidated financial statements -- Income taxes.

Effective January 1, 1993, the Company changed its method of accounting for income taxes as required by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." As permitted by SFAS No. 109, the Company elected to use the cumulative effect approach rather than to restate the consolidated financial statements of any prior years to apply the provisions of SFAS No. 109. The cumulative effect on prior years of this change in accounting for income taxes was a charge of $28.2 million.

LIQUIDITY AND CAPITAL RESOURCES

PARENT COMPANY

Bally is a holding company without significant operations of its own. Sources of cash available to Bally are generally limited to existing cash balances ($150.1 million at December 31, 1995), management fees or cost allocations to subsidiaries, receipts pursuant to tax sharing agreements, dividends from subsidiaries, asset sales and issuance of additional securities.

Each of Bally's principal operating subsidiaries presently has debt covenants which limit the payment of dividends to Bally and the redemption of stock owned by Bally. Under the terms of the Senior Discount Notes, an amount equal to dividends paid pursuant to a net income test by Bally's Park Place to Casino Holdings may be declared as a dividend by Casino Holdings and be paid to Bally. As of December 31, 1995, approximately $3 million was available for the payment of dividends to Bally (through Casino Holdings) pursuant to this net income test. In addition, under the terms of The Grand's 10 5/8% First Mortgage Notes due 2003, dividends to Bally are limited by a net income test. As of December 31, 1995, no amount was available for the payment of dividends by The Grand. Dividends to Bally from subsidiaries other than Bally's Park Place and possibly The Grand are presently not expected during 1996.

Bally's corporate cash operating costs for the foreseeable future are expected to be recovered substantially by cost allocations to, and management fees from, its subsidiaries. Cash requirements for Bally in 1996 also include income tax payments, which management expects to be recovered substantially from subsidiaries pursuant to tax sharing agreements. In addition, Bally has debt service requirements and preferred stock dividend payments of approximately $32 million in 1996. If necessary, Bally may advance or contribute funds to Casino Holdings in 1996. Bally believes it will be able to satisfy its cash requirements during 1996.

CASINO HOLDINGS

CASINO HOLDINGS. Casino Holdings is also a holding company without significant operations of its own. Sources of cash available to Casino Holdings are generally limited to existing cash balances ($2.2 million at December 31, 1995), advances or contributions from Bally and dividends, management fees and loan repayments from subsidiaries. Bally's Park Place and Bally's Grand, Inc. are both limited with respect to amounts which may be paid as dividends to Casino Holdings under the terms of certain of their indebtedness. Dividends from Bally's Park Place are limited to funds available

- --------------------------------------------------------------------------------

under Bally's Park Place's aforementioned net income test, which is available to be paid to Bally through Casino Holdings. Bally's Grand, Inc. is presently not expected to pay dividends during 1996. To the extent Bally's New Orleans and Bally's Mississippi generate unrestricted cash flows, each subsidiary is expected to pay management fees to Casino Holdings and repay Casino Holdings for project costs and working capital requirements funded by Casino Holdings.

Casino Holdings has no scheduled interest or principal payments on the Senior Discount Notes until 1998 but expects to continue to incur costs and obligations in the pursuit of new gaming ventures. To the extent Casino Holdings requires additional funds for existing ventures or to develop new ventures, Casino Holdings expects that it will be able to obtain financing for a significant portion of such cash requirements from a combination of Bally and third party sources (including banks, suppliers and capital markets) and, as a result, Casino Holdings believes it will be able to satisfy its cash needs in 1996.

BALLY'S PARK PLACE. Bally's Park Place has no scheduled principal payments under its public indebtedness until 2004, and its scheduled principal payments under other indebtedness outstanding at December 31, 1995 are not significant. Management plans to make capital expenditures of approximately $18 million during 1996 for improvements, renovations and equipment to maintain Bally's Park Place in first-class condition. As of December 31, 1995, Bally's Park Place had an unused line of credit totalling $50 million, which Bally's Park Place amended in February 1996 to increase the available credit to $65 million and extend the expiration date to December 31, 1998. The Company believes that Bally's Park Place will be able to satisfy its debt service and the aforementioned capital expenditure requirements and pay dividends in 1996 out of existing cash balances ($31.5 million at December 31, 1995) and cash flow from operations. For 1995 and 1994, cash provided by operating activities at Bally's Park Place totalled $75.1 million and $68.4 million, respectively, and its operating margin (before depreciation and amortization) was 34% and 32%, respectively.

Bally's Park Place has announced its intention to develop the aforementioned western-themed casino complex. The complex is presently planned to cost between $80 million and $100 million, with completion anticipated in mid-1997. Construction of the complex is expected to commence in the second quarter of 1996 and capital expenditures for this expansion are anticipated to be approximately $50 million during 1996. Bally's Park Place intends to finance the expansion through available cash, cash generated by operations and, if necessary, utilization of its line of credit.

BALLY'S LAS VEGAS. Bally's Grand, Inc. has no scheduled principal payments on its long-term debt until 2003. Management plans to make capital expenditures totalling approximately $20 million at Bally's Las Vegas during 1996: (i) to replace certain slot machines so that substantially all of Bally's Las Vegas' slot machines are state-of-the-art with embedded bill acceptors, (ii) to redesign and expand the baccarat area, (iii) to upgrade certain penthouses and suites, and (iv) for other improvements and equipment necessary to maintain the property in first-class condition. The Company believes that Bally's Grand, Inc. will be able to satisfy its debt service and the aforementioned capital expenditure requirements in 1996 out of existing cash balances ($64.8 million at December 31, 1995) and cash flow from operations. For 1995 and 1994, cash provided by operating activities at Bally's Las Vegas totalled $34.0 million and $28.0 million, respectively, and its operating margin (before depreciation and amortization) was 24% and 23%, respectively. In addition, Bally's Grand, Inc. received a commitment from a lender in March 1996 for a revolving credit facility totalling $15 million.

In 1995, Bally's Grand, Inc. announced its intention to develop the Paris Casino-Resort adjacent to Bally's Las Vegas. The cost of the project, exclusive of the value of the land, is presently estimated to be between $375 million and $425 million, with construction expected to commence in the third quarter of 1996. Bally's Grand, Inc. expects to obtain third-party financing for a significant portion of the project cost.

BALLY'S MISSISSIPPI. Bally's Mississippi reopened its dockside casino in Robinsonville, Mississippi in December 1995. A total of approximately $29 million was required to relocate the

- --------------------------------------------------------------------------------

dockside casino from Mhoon Landing to Robinsonville and to develop the Robinsonville site to include a restaurant, entertainment lounge, administrative facilities and additional parking. The project cost was substantially funded by Casino Holdings; however, Bally's Mississippi recently entered into a credit agreement for a $10 million term loan (guaranteed by Bally), the proceeds of which upon satisfaction of a condition are expected to be paid to Casino Holdings. Management plans to make capital expenditures of approximately $2 million at Bally's Mississippi during 1996 for a steakhouse, additional slot machines and other improvements necessary to maintain the property in first-class condition. The Company believes Bally's Mississippi will be able to satisfy its debt service and the aforementioned capital expenditure requirements in 1996 out of existing cash balances ($8.0 million at December 31, 1995) and cash flow from operations.

BALLY'S NEW ORLEANS. Bally's New Orleans commenced operation of a riverboat casino on Lake Pontchartrain in July 1995. A total of approximately $60 million was required to construct and equip the riverboat and to develop related landside improvements. The project cost was partially funded by two five-year term loans totalling approximately $30 million. Casino Holdings funded the remaining project cost. Bally's New Orleans has debt service requirements totalling approximately $8 million in 1996, which it expects to satisfy out of existing cash balances ($4.8 million at December 31, 1995) and cash flow from operations.

THE GRAND

The Grand has no scheduled principal payments under its public indebtedness until 2003. Management expects to make capital expenditures of approximately $5 million during 1996 for slot machines and other improvements and equipment necessary to maintain The Grand in first-class condition. As of December 31, 1995, The Grand had an unused line of credit totalling $20 million. The Grand is presently negotiating to extend the expiration date of this credit line from December 31, 1996 to June 30, 1998. The Company believes that The Grand will be able to satisfy its debt service and the aforementioned capital expenditure requirements in 1996 out of existing cash balances ($23.9 million at December 31, 1995) and cash flow from operations. For 1995 and 1994, cash provided by operating activities at The Grand totalled $27.4 million and $20.6 million, respectively, and its operating margin (before depreciation and amortization) was 22% and 17%, respectively.

In March 1996, The Grand broke ground for construction of the aforementioned 300-room hotel tower. The expansion of The Grand is expected to cost approximately $50 million, exclusive of the receipt of over $10 million of CRDA investment obligation credits, with completion anticipated in the second quarter of 1997. Capital expenditures during 1996 for this expansion are anticipated to be approximately $11 million, net of CRDA investment obligation credits. The Grand intends to finance the expansion through available cash, cash generated by operations and, if necessary, utilization of its line of credit.

- --------------------------------------------------------------------------------

                      (This page intentionally left blank)

- --------------------------------------------------------------------------------

ITEM 8.  CONSOLIDATED FINANCIAL
        STATEMENTS AND
        SUPPLEMENTARY DATA

INDEX

                                      REFERENCE
                                     -----------
Report of independent auditors.......     31
Consolidated balance sheet...........     32
Consolidated statement of
  operations.........................     34
Consolidated statement of
  stockholders' equity...............     35
Consolidated statement of
  cash flows.........................     36
Notes to consolidated financial
  statements.........................     38
Supplementary data:
  Quarterly consolidated financial
     information (unaudited).........     50

- --------------------------------------------------------------------------------

REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND STOCKHOLDERS
BALLY ENTERTAINMENT CORPORATION

We have audited the accompanying consolidated balance sheet of Bally Entertainment Corporation as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14 (a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bally Entertainment Corporation at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in the "Summary of significant accounting policies -- Income taxes" note to the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes.

ERNST & YOUNG LLP
Chicago, Illinois
February 7, 1996


- ----------------------------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
CONSOLIDATED BALANCE SHEET

                                                                                 December 31
                                                                         ---------------------------
                                                                            1995            1994
- ----------------------------------------------------------------------------------------------------
                                                                                      (In thousands)
ASSETS
Current assets:
  Cash and equivalents.................................................. $   285,801     $   178,427
  Marketable securities, at fair value..................................      18,111           6,031
  Receivables, less allowances of $13,094 and $12,196...................      27,497          23,450
  Inventories...........................................................       8,358           8,113
  Deferred income taxes.................................................      22,450          16,299
  Other current assets..................................................      11,495          16,373
                                                                         -----------     -----------
          Total current assets..........................................     373,712         248,693
Property and equipment, at cost:
  Land..................................................................     224,809         223,590
  Buildings, vessels and improvements...................................   1,184,326       1,070,764
  Furniture, fixtures and equipment.....................................     359,661         303,454
  Construction in progress..............................................       9,335          34,299
                                                                         -----------     -----------
                                                                           1,778,131       1,632,107
  Accumulated depreciation..............................................     510,898         445,239
                                                                         -----------     -----------
          Net property and equipment....................................   1,267,233       1,186,868
Investment in and receivables from discontinued operations..............      15,450         291,012
Intangible assets, less accumulated amortization of $28,867 and
  $24,398...............................................................     122,728         123,367
Other assets............................................................     110,094          86,221
                                                                         -----------     -----------
                                                                         $ 1,889,217     $ 1,936,161
                                                                         ===========     ===========

See accompanying notes.


- ----------------------------------------------------------------------------------------------------

                                                                                December 31
                                                                        ----------------------------
                                                                           1995             1994
- ----------------------------------------------------------------------------------------------------
                                                                   (In thousands, except share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................................... $    22,209      $    28,745
  Income taxes payable.................................................       3,583           27,707
  Accrued liabilities..................................................     116,548          113,990
  Current maturities of long-term debt.................................      11,160            7,200
                                                                        -----------      -----------
          Total current liabilities....................................     153,500          177,642
Long-term debt, less current maturities................................   1,278,441        1,258,990
Deferred income taxes..................................................     157,913          152,851
Other liabilities......................................................      12,626           15,656
Minority interests.....................................................      36,102           37,410
Stockholders' equity:
  Preferred stock, $1 par value; 30,000,000 shares authorized --
     Series B Junior Participating; 800,000 shares authorized;
       none issued.....................................................
     Series D Convertible Exchangeable; 2,000,000 shares authorized;
       694,497 shares issued; liquidation preference of $34,725........         694              694
     8% PRIDES Convertible; 15,525,000 shares authorized and issued;
       liquidation preference of $172,716..............................      15,525
  Common stock, $.66 2/3 par value; 80,000,000 shares authorized;
     47,625,927 and 47,138,498 shares issued...........................      31,751           31,426
  Capital in excess of par value.......................................     177,551          295,110
  Retained earnings (accumulated deficit)..............................      27,151          (31,581)
  Common stock in treasury, 146,956 shares at cost.....................      (2,037)          (2,037)
                                                                        -----------      -----------
          Total stockholders' equity...................................     250,635          293,612
                                                                        -----------      -----------
                                                                        $ 1,889,217      $ 1,936,161
                                                                        ===========      ===========


- ------------------------------------------------------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                            Years ended December 31
                                                                                ----------------------------------------------
                                                                                    1995             1994             1993
- ------------------------------------------------------------------------------------------------------------------------------
                                                                                         (In thousands, except per share data)
Revenues:
  Casino.......................................................................  $   789,863      $   722,903      $   530,250
  Rooms........................................................................       87,487           88,841           33,380
  Food and beverage............................................................       73,637           67,730           34,163
  Other........................................................................       72,873           62,781           30,412
                                                                                 -----------      -----------      -----------
                                                                                   1,023,860          942,255          628,205
Costs and expenses:
  Casino.......................................................................      386,552          358,195          253,879
  Rooms........................................................................       31,207           33,280           14,301
  Food and beverage............................................................       65,498           65,534           32,483
  Other operating expenses.....................................................      147,670          133,955           87,031
  Selling, general and administrative..........................................      119,218          122,921           80,148
  Gaming development costs, including amortization of pre-opening costs of
    $6,027, $3,330 and $3,052..................................................       12,325           14,200            4,342
  Depreciation and amortization................................................       74,586           75,964           48,075
  Abandonment loss.............................................................                        13,100
                                                                                 -----------      -----------      -----------
                                                                                     837,056          817,149          520,259
                                                                                 -----------      -----------      -----------
Operating income...............................................................      186,804          125,106          107,946
Gain on sales of marketable securities.........................................        2,454           11,806
Interest expense...............................................................     (132,361)        (130,834)         (92,876)
                                                                                 -----------      -----------      -----------
Income from continuing operations before income taxes and minority interests...       56,897            6,078           15,070
Income tax benefit (provision).................................................       18,650           (3,000)          (5,335)
Minority interests.............................................................        1,106           (4,981)             484
                                                                                 -----------      -----------      -----------
Income (loss) from continuing operations.......................................       76,653           (1,903)          10,219
Discontinued operations:
  Loss from operations.........................................................      (10,980)         (46,091)         (26,245)
  Gain on sale.................................................................                                          6,215
                                                                                 -----------      -----------      -----------
Income (loss) before extraordinary item and cumulative effect on prior years of
  change in accounting for income taxes........................................       65,673          (47,994)          (9,811)
Extraordinary gain (loss) on extinguishment of debt............................          458          (20,395)          (8,490)
Cumulative effect on prior years of change in accounting for income taxes......                                        (28,197)
                                                                                 -----------      -----------      -----------
Net income (loss)..............................................................       66,131          (68,389)         (46,498)
Preferred stock dividend requirement...........................................       (6,232)          (2,778)          (2,778)
                                                                                 -----------      -----------      -----------
Net income (loss) applicable to common stock...................................  $    59,899      $   (71,167)     $   (49,276)
                                                                                 ===========      ===========      ===========
Per common and common equivalent share:
  Income (loss) from continuing operations.....................................  $      1.34      $      (.10)     $       .16
  Discontinued operations --
    Loss from operations.......................................................         (.20)            (.98)            (.56)
    Gain on sale...............................................................                                            .13
  Extraordinary gain (loss) on extinguishment of debt..........................          .01             (.44)            (.18)
  Cumulative effect on prior years of change in accounting for income taxes....                                           (.61)
                                                                                 -----------      -----------      -----------
  Net income (loss)............................................................  $      1.15      $     (1.52)     $     (1.06)
                                                                                 ===========      ===========      ===========

See accompanying notes.


- -----------------------------------------------------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                                      Retained
                                                                         Capital      earnings                     Common
                                                                           in         (accumu-     Cumulative       stock
                                              Preferred     Common      excess of      lated       translation       in
                DOLLAR AMOUNTS                  stock        stock      par value     deficit)     adjustments     treasury
- -----------------------------------------------------------------------------------------------------------------------------
                                                                                        (In thousands, except per share data)
Balance at December 31, 1992..................  $   694     $30,731     $ 289,311     $ 88,783       $ 2,506       $(1,798)
  Net loss....................................                                         (46,498)
  Issuance of common stock:
    In satisfaction of Series D Preferred
      Stock dividends, $4.00 per share........                 221          2,557       (2,778)
    In satisfaction of other obligations......                 180          1,232
    Under stock option plans..................                 193          1,313
  Effect of disposal of discontinued
    operations................................                                                        (2,506)
                                              ---------     -------     ---------     --------       -------       ------
Balance at December 31, 1993..................      694     31,325        294,413       39,507            --       (1,798)
  Net loss....................................                                         (68,389)
  Change in unrealized gain/loss on available-
    for-sale securities.......................                                              79
  Series D Preferred Stock dividends, $4.00
    per share.................................                                          (2,778)
  Issuance of common stock under stock
    purchase and option plans.................                 101            697
  Purchases of common stock...................                                                                       (239)
                                              ---------     -------     ---------     --------       -------       ------
Balance at December 31, 1994..................      694     31,426        295,110      (31,581)           --       (2,037)
  Net income..................................                                          66,131
  Change in unrealized gain/loss on available-
    for-sale securities.......................                                          (1,167)
  Issuance of 8% PRIDES Convertible Preferred
    Stock.....................................   15,525                   151,305
  Series D Preferred Stock dividends, $4.00
    per share.................................                                          (2,778)
  8% PRIDES Convertible Preferred Stock
    dividends, $.2225 per share...............                                          (3,454)
  Issuance of common stock under stock
    purchase and option plans.................                 325          3,561
  Spin-off of fitness centers segment.........                           (272,425)
                                              ---------     -------     ---------     --------       --------     -------
Balance at December 31, 1995..................  $16,219     $31,751     $ 177,551     $ 27,151       $    --      $(2,037)
                                              =========     ========    =========     ========       ========    ========


                                                 Total
                                                 stock-
                                                holders'
                DOLLAR AMOUNTS                   equity
- ---------------------------------------------------------
                    (In thousands, except per share data)
Balance at December 31, 1992..................  $410,227
  Net loss....................................   (46,498)
  Issuance of common stock:
    In satisfaction of Series D Preferred
      Stock dividends, $4.00 per share........        --
    In satisfaction of other obligations......     1,412
    Under stock option plans..................     1,506
  Effect of disposal of discontinued
    operations................................    (2,506)
                                                --------
Balance at December 31, 1993..................   364,141
  Net loss....................................   (68,389)
  Change in unrealized gain/loss on available-
    for-sale securities.......................        79
  Series D Preferred Stock dividends, $4.00
    per share.................................    (2,778)
  Issuance of common stock under stock
    purchase and option plans.................       798
  Purchases of common stock...................      (239)
                                                --------
Balance at December 31, 1994..................   293,612
  Net income..................................    66,131
  Change in unrealized gain/loss on available-
    for-sale securities.......................    (1,167)
  Issuance of 8% PRIDES Convertible Preferred
    Stock.....................................   166,830
  Series D Preferred Stock dividends, $4.00
    per share.................................    (2,778)
  8% PRIDES Convertible Preferred Stock
    dividends, $.2225 per share...............    (3,454)
  Issuance of common stock under stock
    purchase and option plans.................     3,886
  Spin-off of fitness centers segment.........  (272,425)
                                                --------
Balance at December 31, 1995..................  $250,635
                                                ========

                                                                              Preferred stock              Common stock
                                                                          -----------------------     -----------------------
                            SHARE AMOUNTS                                 Series D      8% PRIDES      Issued       Treasury
- -----------------------------------------------------------------------------------------------------------------------------
(In thousands)
Balance at December 31, 1992..........................................          694                      46,096           110
  Issuance of common stock:
    In satisfaction of Series D Preferred Stock dividends.............                                      332
    In satisfaction of other obligations..............................                                      269
    Under stock option plans..........................................                                      289
                                                                          ---------     ---------     ---------     ---------
Balance at December 31, 1993..........................................          694            --        46,986           110
  Issuance of common stock under stock purchase and option plans......                                      152
  Purchases of common stock...........................................                                                     37
                                                                          ---------     ---------     ---------     ---------
Balance at December 31, 1994..........................................          694            --        47,138           147
  Issuance of 8% PRIDES Convertible Preferred Stock...................                     15,525
  Issuance of common stock under stock purchase and option plans......                                      488
                                                                          ---------     ---------     ---------     ---------
Balance at December 31, 1995..........................................          694        15,525        47,626           147
                                                                          =========     =========     =========     =========

See accompanying notes.


- ------------------------------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                        Years ended December 31
                                                                 -------------------------------------
                                                                    1995          1994         1993
- ------------------------------------------------------------------------------------------------------
                                                                                        (In thousands)
OPERATING:
  Income (loss) from continuing operations...................... $   76,653    $   (1,903)   $  10,219
  Adjustments to reconcile to cash provided --
     Depreciation and amortization (including pre-opening
       costs)...................................................     80,613        79,294       51,127
     Interest accretion on discount notes and other amortization
       included in interest expense.............................     20,747        19,867       10,110
     Abandonment loss...........................................                   13,100
     Deferred income taxes......................................        (63)      (21,758)     (27,061)
     Gain on sales of marketable securities.....................     (2,454)      (11,806)
     Provision for doubtful receivables.........................      4,718         6,829        2,201
     Minority interests.........................................     (1,106)        4,981         (484)
     Change in operating assets and liabilities.................    (54,007)      (26,170)       5,358
     Other, net.................................................     (5,041)          373       (1,816)
                                                                 ----------    ----------    ---------
          Cash provided by operating activities.................    120,060        62,807       49,654
INVESTING:
  Purchases and construction of property and equipment..........   (135,346)      (95,858)     (70,895)
  Increase (decrease) in construction-related liabilities.......     (2,326)       (1,015)       8,558
  Acquisitions of Bally's Grand, Inc. common stock, net of cash
     acquired upon consolidation................................    (18,004)      (14,256)      30,688
  Loans to nonconsolidated gaming ventures......................    (13,600)
  Purchases of marketable securities............................    (45,442)      (16,352)
  Net proceeds from sales of marketable securities..............     27,680        27,168
  Other, net....................................................     (9,708)       (2,476)     (24,351)
                                                                 ----------    ----------    ---------
          Cash used in investing activities.....................   (196,746)     (102,789)     (56,000)
FINANCING:
  Debt transactions --
     Proceeds from long-term borrowings.........................     71,099       434,973      720,181
     Repayments of long-term debt...............................    (61,562)     (389,451)    (536,440)
     Net repayments under revolving credit agreements...........                   (2,000)      (1,000)
     Debt issuance costs........................................       (854)      (16,133)     (26,659)
                                                                 ----------    ----------    ---------
          Cash provided by debt transactions....................      8,683        27,389      156,082
  Equity transactions --
     Proceeds from issuance of 8% PRIDES Convertible
       Preferred Stock..........................................    166,830
     Proceeds from issuance of common stock under stock purchase
       and option plans.........................................      3,253           755          590
     Preferred stock dividends..................................     (2,778)       (2,778)
     Purchases of common stock for treasury.....................                     (239)
                                                                 ----------    ----------    ---------
          Cash provided by financing activities.................    175,988        25,127      156,672
DISCONTINUED OPERATIONS:
  Dividends received from discontinued operations...............                                15,000
  Other, net....................................................      8,072         1,204          799
                                                                 ----------    ----------    ---------
          Cash provided by discontinued operations..............      8,072         1,204       15,799
                                                                 ----------    ----------    ---------
Increase (decrease) in cash and equivalents.....................    107,374       (13,651)     166,125
Cash and equivalents, beginning of year.........................    178,427       192,078       25,953
                                                                 ----------    ----------    ---------
Cash and equivalents, end of year............................... $  285,801    $  178,427    $ 192,078
                                                                 ==========    ==========    =========

See accompanying notes.


- ------------------------------------------------------------------------------------------------------

                                                                       Years ended December 31
                                                                --------------------------------------
                                                                   1995          1994          1993
- ------------------------------------------------------------------------------------------------------
                                                                                        (In thousands)
SUPPLEMENTAL CASH FLOWS INFORMATION:
  Changes in operating assets and liabilities, net of effects from acquisitions and dispositions, were as follows:
       Increase in receivables...............................   $   (6,245)   $   (6,048)   $   (3,252)
       (Increase) decrease in inventories, other current
          assets and other assets............................       (1,500)       (9,931)       12,033
       Increase (decrease) in accounts payable and accrued
          liabilities........................................        7,633        (8,309)       (1,731)
       Increase (decrease) in income taxes payable...........      (53,149)       (1,730)       13,791
       Decrease in other liabilities.........................         (746)         (152)      (15,483)
                                                                ----------    ----------    ----------
                                                                $  (54,007)   $  (26,170)   $    5,358
                                                                ==========    ==========    ==========
  Cash was invested in acquisitions of Bally's Grand, Inc.
     common stock as follows:
       Fair value of assets acquired (including goodwill of
          $19,354)...........................................   $             $             $ (475,299)
       Liabilities assumed (including long-term debt of
          $259,950)..........................................                                  390,305
       Minority interests....................................      (19,234)      (17,080)       43,280
       Unsettled purchases...................................        1,230         2,824
       Cash and equivalents acquired upon consolidation......                                   72,402
                                                                ----------    ----------    ----------
                                                                $  (18,004)   $  (14,256)   $   30,688
                                                                ==========    ==========    ==========
  Cash payments for interest and income taxes for continuing operations were as follows:
       Interest paid.........................................   $  114,599    $  115,551    $   79,347
       Interest capitalized..................................       (2,838)       (2,067)         (422)
       Income taxes paid (net of refunds)....................       35,220        26,485        18,639
  Investing and financing activities exclude the following
     non-cash activities:
       Contribution of net assets into consolidated venture
          by minority interest...............................   $   13,079    $             $
       Purchases of marketable securities on margin
          (including unsettled purchases)....................        4,153        21,620
       Sales of margined marketable securities (including
          unsettled sales)...................................       11,095        16,764
       Accrued preferred stock dividends.....................        3,454
       Acquisition of Bally's Grand, Inc. common stock in
          exchange for other equity securities...............                     10,161        18,838
       Reduction of intangible assets resulting from the
          settlement of a pre-acquisition contingency........                      3,998
       Issuance of common stock in satisfaction of certain
          obligations........................................                                    4,190
       Discontinued operations --
          Spin-off of fitness centers segment and capital
            contributions (principally forgiveness of
            indebtedness) to Bally Total Fitness Holding
            Corporation......................................      272,425        31,400        32,000
          Reduction in income taxes receivable from Bally
            Total Fitness Holding Corporation................        5,163         1,084        16,427
          Sale of certain fitness-related assets.............                                   27,621

- --------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements include the accounts of Bally Entertainment Corporation ("Bally") and the subsidiaries which it controls (collectively, the "Company"). The consolidated financial statements have been presented to reflect Bally Total Fitness Holding Corporation ("BFIT"), formerly Bally's Health & Tennis Corporation, as a discontinued operation because of Bally's spin-off of its fitness centers segment (see "Discontinued operations"). As a result, the Company's continuing operations comprise one industry segment and all significant revenues arise from two casino hotel resorts in Atlantic City, New Jersey, a casino hotel resort in Las Vegas, Nevada, a dockside casino and hotel in Robinsonville, Mississippi (near Memphis, Tennessee) and a riverboat casino in New Orleans, Louisiana.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which require the Company's management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates. In addition, certain reclassifications have been made to prior years' financial statements to conform with the 1995 presentation.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The carrying amount of cash equivalents approximates fair value due to the short maturity of those instruments.

Marketable securities

Marketable securities consist primarily of common stock of certain publicly traded gaming companies. These securities are considered available-for-sale securities and are carried at fair value with the change in unrealized gains or losses reported net of tax, as a credit or charge to retained earnings. The cost of securities sold is determined on the specific identification method. A summary of available-for-sale securities at December 31, 1995 and 1994 and for the years then ended follows.

                               1995      1994
- -----------------------------------------------
Cost........................  $19,821   $ 5,846
Gross unrealized gains......      247       219
Gross unrealized losses.....    1,957        34
Gross realized gains........    2,844    11,884
Gross realized losses.......      390        78

Inventories

Inventories of provisions and supplies are stated at the lower of cost (first-in, first-out basis) or market, which approximates replacement cost.

Property and equipment

Depreciation of property and equipment is provided principally on the straight-line method over the estimated economic lives of the related assets, and amortization of leasehold improvements is provided on the straight-line method over the lesser of the estimated economic lives of the improvements or the lease term. Depreciation expense was $67,894, $68,938 and $44,112 for 1995, 1994 and 1993, respectively.

Deferred finance costs

Deferred finance costs are amortized over the terms of the related debt using the bonds outstanding method. Included in "Other assets" at December 31, 1995 and 1994 were deferred finance costs of $31,491 and $36,528, respectively, net of accumulated amortization of $10,959 and $6,105, respectively.

Pre-opening costs

Personnel, marketing and other operating costs that are directly associated with the opening of new casinos are capitalized as pre-opening costs and amortized to expense on the straight-line method over the first six months of operations. Included in "Other assets" at December 31, 1995 and 1994 were pre-opening costs of $3,362 and $1,740, respectively.

Intangible assets

Intangible assets consist principally of cost in excess of net assets of acquired businesses (goodwill) and are being amortized on the straight-line method over periods ranging up to forty years from the dates of acquisition.

The Company evaluates annually whether the remaining estimated useful life of goodwill may

- --------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

warrant revision or the remaining balance of goodwill may not be recoverable, generally considering expectations of future profitability and cash flows (undiscounted and without interest charges) for each subsidiary having goodwill of significance. If the sum of a subsidiary's expected future cash flows was less than the carrying value of that subsidiary, an impairment loss would be recognized equal to the amount by which the carrying value of that subsidiary exceeded its fair value. The Company believes that no impairment of goodwill exists at December 31, 1995.

Revenue recognition

Casino revenues consist of the net win from gaming activities, which is the difference between gaming wins and losses. Revenues exclude the retail value of complimentary food, beverages and hotel services furnished to customers, which were $115,803, $99,558 and $71,261 for 1995, 1994 and 1993, respectively. The estimated costs of providing such complimentary services, which are classified as casino expenses through interdepartment allocations from the departments granting the services, were as follows:

                       1995        1994         1993
- ------------------------------------------------------
Rooms.............    $17,573     $15,601     $ 10,010
Food and
  beverage........     58,119      53,356       40,541
Other.............      7,264       6,958        5,577
                      -------     -------     --------
                      $82,956     $75,915     $ 56,128
                      ========    ========    ========

Gaming development costs

Gaming development costs include consulting and legal fees, design and architectural costs, application and licensing fees and salaries incurred in connection with the pursuit and development of new gaming projects in various jurisdictions. These costs are expensed as incurred until such time as a particular opportunity is determined to be viable, generally when the Company has been selected as the operator of a new gaming facility or a gaming license has been granted to the Company, at which time such costs are generally accounted for as pre-opening costs.

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

ABANDONMENT LOSS

On February 9, 1995, the Company entered into a venture agreement with a subsidiary of Lady Luck Gaming Corporation ("Lady Luck") pursuant to which the Company relocated its dockside casino from Mhoon Landing to a site in Robinsonville, Mississippi, where Lady Luck had constructed a 238-room hotel. Effective April 1, 1995, the Company contributed its dockside casino and related assets to the venture, and Lady Luck contributed the hotel and related assets. Through subsidiaries, Bally owns a 58% equity interest in and serves as general manager of the venture ("Bally's Mississippi").

In connection with the venture agreement, the Company terminated its land lease at Mhoon Landing, thereby causing the land-based building and related leaseholds to become property of the lessor. In addition, certain other assets were not recoverable upon relocation. As a result, the Company recognized a charge of $13,100 at December 31, 1994, which represented the write-off of the net book value of assets abandoned.

EXTRAORDINARY ITEMS

In 1995, the Company purchased $20,040 principal amount of the Bally's Casino Holdings, Inc. ("Casino Holdings") discount notes for $13,448 in cash, which resulted in an extraordinary gain of $458, net of income taxes of $247.

In 1994, Bally's Park Place completed a refinancing of its debt which resulted in an extraordinary loss of $20,735, net of income taxes of $14,137. Also in 1994, the Company purchased $7,400 principal amount of the Casino Holdings discount notes for $4,456 in cash,

- --------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

which resulted in an extraordinary gain of $340, net of income taxes of $183.

In 1993, three other subsidiaries of the Company completed refinancings of their debt which, in the aggregate, resulted in an extraordinary loss totalling $8,490, net of income taxes of $5,092 and minority interests of $412.

EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

Earnings (loss) per common and common equivalent share is computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of common stock and common stock equivalents outstanding during each year (55,452,172 in 1995, 46,897,196 in 1994 and 46,558,856 in 1993). Common stock equivalents (which primarily represent the dilutive effect of the assumed conversion of certain convertible/ exchangeable securities and the assumed exercise of certain outstanding stock options) increased the weighted average number of shares outstanding by 8,297,557 in 1995. Assumed conversion of convertible/exchangeable securities was not applicable and assumed exercise of outstanding stock options was not significant in 1994 or 1993.

ACQUISITION OF BALLY'S GRAND, INC.

On August 20, 1993 (the "Effective Date"), the Fifth Amended Plan of Reorganization (the "Chapter 11 Plan") of Bally's Grand, Inc. (a company originally acquired by Bally in 1986 which owns and operates the casino hotel resort in Las Vegas, Nevada known as "Bally's Las Vegas") became effective and Bally's Grand, Inc. emerged from bankruptcy. For almost two years prior thereto, Bally's Grand, Inc. operated its business and managed its properties as a debtor-in-possession under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). On the Effective Date, Bally relinquished all of its equity interest in Bally's Grand, Inc. and Bally's net intercompany receivable from Bally's Grand, Inc. was cancelled and extinguished. Bally's investment in and advances to Bally's Grand, Inc. were written down to zero in 1990. Also, Bally did not provide any type of guarantee or commitment to Bally's Grand, Inc. nor did it assume any other obligation of Bally's Grand, Inc. in connection with the Chapter 11 Plan. Accordingly, the Company did not reflect any equity in earnings of Bally's Grand, Inc. for the period from January 1, 1993 through the Effective Date.

During 1993, two subsidiaries of Bally acquired 5,215,678 shares (approximately 50% of the shares then outstanding) of reorganized Bally's Grand, Inc. common stock in several transactions in exchange for $41,714 and 1,752,400 shares of Bally Gaming International, Inc. ("Gaming") common stock. Bally's Grand, Inc. has been consolidated since December 1, 1993 as a result of Bally's attainment of a controlling interest at that time. From September 29, 1993 (the date a cumulative 20% equity interest in reorganized Bally's Grand, Inc. was attained) through November 30, 1993, Bally's investment in Bally's Grand, Inc. was recorded on the equity method of accounting. The equity in earnings of reorganized Bally's Grand, Inc. recognized during that period was $786.

During 1994, Bally's Grand, Inc. repurchased 1,439,681 shares of its common stock in several transactions for $17,080. In addition, a subsidiary of Bally acquired 752,676 shares of Bally's Grand, Inc. common stock from an executive officer of Bally in exchange for cumulative exchangeable preferred stock of that subsidiary. See "Minority interests."

During 1995, Bally's Grand, Inc. repurchased 676,900 shares of its common stock in several transactions for $7,663. In addition, a subsidiary of Bally acquired 850,810 shares of Bally's Grand, Inc. common stock in several transactions for $8,747.

Collectively, as a result of the transactions described above, Bally owned approximately 81% of the Bally's Grand, Inc. common shares outstanding at December 31, 1995. The acquisitions of Bally's Grand, Inc. common stock have been recorded using the purchase method of accounting and the excess of the purchase price over the estimated fair value of net assets acquired totalling $29,053 is being amortized using the straight-line method over 20 years.

Certain employees of Bally and certain of its subsidiaries provide various management, administrative and support services to Bally's Grand, Inc. During 1993, Bally was paid $1,427 for such services provided to Bally's Grand, Inc.

- --------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

prior to the Effective Date. Following the Effective Date, such services, among other things, are provided to reorganized Bally's Grand, Inc. under a management agreement pursuant to which a subsidiary of Bally receives $3,000 annually.

The following unaudited pro forma summary consolidated results of operations of the Company for 1993 has been prepared to give effect to the 1993 acquisition of the controlling interest in reorganized Bally's Grand, Inc. as if such acquisition had occurred as of January 1, 1993. The pro forma results have been prepared for comparative purposes only and do not purport to present what the Company's results of operations would actually have been if the acquisition had in fact occurred at such date or to project the Company's results of operations for any future year. In addition, the pro forma summary consolidated results of operations of the Company include adjustments to the historical results of operations of Bally's Grand, Inc. which principally reflect: (i) the elimination of the reorganization items of Bally's Grand, Inc., (ii) the effects of transactions related to the reorganization of Bally's Grand, Inc. pursuant to the Chapter 11 Plan, (iii) the effects of the adoption of "fresh-start reporting" and (iv) the income tax effects of the pro forma adjustments. The pro forma summary consolidated results of operations for 1993 is based upon available information and upon certain assumptions that management believes are reasonable.

Revenues...........................  $867,952
Operating income...................   143,048
Income from continuing operations..    11,571
Net loss...........................   (46,707)
Per common and common equivalent
  share:
     Income from continuing
       operations..................  $    .19
     Net loss......................     (1.06)

ACCRUED LIABILITIES

                             1995       1994
- ----------------------------------------------
Payroll and
  benefit-related........  $ 44,728   $ 40,213
Interest.................    21,094     29,179
Other....................    50,726     44,598
                           --------   --------
                           $116,548   $113,990
                           =========  =========

LONG-TERM DEBT

The carrying amounts of the Company's long-term debt at December 31, 1995 and 1994 are as follows:

                                      1995           1994
- ------------------------------------------------------------
Bally:
  8% Convertible Senior
    Subordinated Debentures due
    2000.......................    $   13,586     $
  10% Convertible Subordinated
    Debentures due 2006........        75,000         80,000
  6% Convertible Subordinated
    Debentures due 1998........         1,804         15,715
Casino Holdings:
  Senior Discount Notes due
    1998, less unamortized
    discount of $42,805 and
    $63,319....................       149,755        149,281
Bally's Park Place:
  9 1/4% First Mortgage Notes
    due 2004...................       425,000        425,000
The Grand:
  10 5/8% First Mortgage Notes
    due 2003, less unamortized
    discount of $1,678 and
    $1,824.....................       273,322        273,176
Bally's Las Vegas:
  10 3/8% First Mortgage Notes
    due 2003...................       315,000        315,000
Bally's Casino*Lakeshore
  Resort:
    Term loan..................        21,681
    Construction loan..........                        4,358
Other secured and unsecured
  obligations..................        14,453          3,660
                                   ----------     ----------
Total long-term debt...........     1,289,601      1,266,190
Current maturities of long-term
  debt.........................       (11,160)        (7,200)
                                   ----------     ----------
Long-term debt, less current
  maturities...................    $1,278,441     $1,258,990
                                   ==========     ==========

In July 1995, Bally completed an exchange offer pursuant to which Bally exchanged $13,586 of 8% Convertible Senior Subordinated Debentures due 2000 (the "8% Debentures") for $13,586 of 6% Convertible Subordinated Debentures due 1998 (the "6% Debentures"). The exchange eliminated all cash sinking fund requirements for the 6% Debentures and restrictive dividend covenants, enabling Bally to proceed with the spin-off of its fitness centers segment. The 8% Debentures are not subject to any sinking fund requirements or restrictive dividend covenants and may be redeemed at any time, in whole or in part, without premium. At any time prior to maturity or redemption, these debentures are convertible into shares of Bally Common Stock,

- --------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

par value $.66 2/3 per share (the "Common Stock") at a current conversion price of $12.46 per share (as adjusted for the spin-off of BFIT), subject to adjustment for certain subsequent changes in the Company's capitalization.

The Bally 10% Convertible Subordinated Debentures due 2006 (the "10% Debentures") require annual sinking fund payments of $5,000 through 2005. The Company may redeem these debentures at any time, in whole or in part, with a premium of 0.62% at December 31, 1995 and zero in December 1996 and thereafter. At any time prior to maturity or redemption, these debentures are convertible into Common Stock at a current conversion price of $29.42 per share (as adjusted for the spin-off of BFIT), subject to adjustment for certain subsequent changes in the Company's capitalization. The Company purchased $5,000 principal amount of these debentures in 1995 to satisfy the annual sinking fund requirement, which resulted in a pre-tax gain of $303 (included in "Other revenues").

The 8% Debentures and 10% Debentures rank pari passu and their payment is subordinated to the prior payment, in full, of all senior indebtedness of Bally, as defined (approximately $152,000 at December 31, 1995). In addition, almost all of the Company's business is conducted through subsidiaries and claims of creditors of subsidiaries are effectively senior to these debentures.

The 6% Debentures may be redeemed by the Company at any time, in whole or in part, without premium. At any time prior to maturity or redemption, these debentures are convertible into shares of Common Stock at a current conversion price of $26.10 per share (as adjusted for the spin-off of BFIT), subject to adjustment for certain subsequent changes in the Company's capitalization. The 6% Debentures are effectively subordinated to all indebtedness of Bally and all liabilities of the Company's subsidiaries. During 1995, the Company purchased $325 principal amount of these debentures to partially satisfy former sinking fund requirements, which resulted in a pre-tax gain of $45 (included in "Other revenues").

The Casino Holdings Senior Discount Notes due 1998 (the "Senior Discount Notes") were issued at a discount to yield an interest rate of 10 1/2% and are not subject to any sinking fund requirement, but may be redeemed at any time, in whole or in part, at their accreted value plus a "make-whole premium," as defined. The Senior Discount Notes are effectively subordinated to all liabilities and guarantees of Casino Holdings' subsidiaries, which were approximately $912,000 at December 31, 1995.

The Bally's Park Place 9 1/4% First Mortgage Notes due 2004 (the "9 1/4% Notes") are not subject to any sinking fund requirement, but may be redeemed beginning March 1999, in whole or in part, with premiums ranging from 4.5% in 1999 to zero in 2002 and thereafter. The 9 1/4% Notes are secured by a first mortgage on and security interest in substantially all property and equipment at Bally's Park Place, which had a net book value of approximately $467,000 at December 31, 1995. In February 1996, Bally's Park Place amended its revolving credit facility to increase the available credit line from $50,000 to $65,000 and extend the expiration date to December 31, 1998. The revolving credit facility provides for interest on borrowings payable, at Bally's Park Place's option, at the agent bank's prime rate or the LIBOR rate plus 2%, each of which increases as the balance outstanding increases. The credit facility is secured by a pari passu lien on the collateral securing the 9 1/4% Notes. Bally's Park Place pays a fee of 1/2% on the unused commitment and the entire credit line was unused at December 31, 1995.

The Grand's 10 5/8% First Mortgage Notes due 2003 (the "10 5/8% Notes") were issued at a discount to yield an interest rate of 10 3/4%. The 10 5/8% Notes are not subject to any sinking fund requirement, but may be redeemed beginning April 1998, in whole or in part, with premiums ranging from 5.25% in 1998 to zero in 2001 and thereafter. The 10 5/8% Notes are secured by a first mortgage on and security interest in all property and equipment of The Grand, which had a net book value of approximately $282,000 at December 31, 1995. The Grand has a $20,000 revolving credit agreement expiring on December 31, 1996 which provides for interest on borrowings at the rate of 1% above the agent bank's prime rate and is secured by a pari passu lien on the collateral securing the 10 5/8% Notes. The Grand pays a fee of 1/2% on the unused commitment and the entire credit line was unused at December 31, 1995.

The Bally's Las Vegas 10 3/8% First Mortgage Notes due 2003 (the "10 3/8% Notes") are not

- --------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

subject to any sinking fund requirement, but may be redeemed beginning December 1998, in whole or in part, with premiums ranging from 5.19% in 1998 to zero in 2001 and thereafter. The 10 3/8% Notes are secured by a first priority lien on the fee interests in the approximately thirty-acre site comprising Bally's Las Vegas and by a security interest in certain other personal property, which together had a net book value of approximately $370,000 at December 31, 1995.

In July 1995, Bally's Casino * Lakeshore Resort ("Bally's New Orleans") replaced its construction loan with a five-year term loan, which is secured by a first priority preferred mortgage on the riverboat (which had a net book value of approximately $36,000 at December 31, 1995) and is guaranteed by Bally. The term loan requires monthly payments of $490, including interest at 9.58%.

Other secured and unsecured obligations are payable through 2018 and are collateralized by receivables, land, buildings and equipment which have a net book value of approximately $21,000 at December 31, 1995. In addition, Bally has guaranteed $11,850 of this indebtedness outstanding at December 31, 1995 for certain of its subsidiaries. Interest rates on these obligations averaged approximately 10% at December 31, 1995. The weighted average interest rate on short-term borrowings was 7.9% in 1994 and there were no short-term borrowings in 1995 or 1993.

Dividend and other restrictions

Each of Bally's principal subsidiaries presently have debt covenants which limit the payment of dividends to Bally. Dividends received by Casino Holdings other than from Bally's Park Place are not available to be paid to Bally unless available pursuant to a net income test (generally limited to 50% of Casino Holdings' consolidated net income exclusive of income attributable to Bally's Park Place). At December 31, 1995, no amounts were available for the payment of dividends to Bally under such net income test. However, any dividends paid by Bally's Park Place to Casino Holdings pursuant to a separate net income test (generally limited to 50% of Bally's Park Place's aggregate consolidated net income, as defined, earned since April 1, 1994) may be declared as a dividend by Casino Holdings and paid to Bally. At December 31, 1995, $3,090 was available to be paid by Bally's Park Place to Bally (through Casino Holdings) under this separate net income test. In addition, $2,220 was available as of December 31, 1995 for the payment of dividends by Bally's Las Vegas.

The indentures for Bally's debt do not contain cross-default provisions. The indentures and credit agreements related to the indebtedness of certain of Bally's subsidiaries require, among other things, that these subsidiaries maintain certain financial ratios and restrict the amount of additional indebtedness that can be incurred.

Other than as previously described, Bally has not guaranteed the payment of principal or interest under the debt securities and credit agreements of its subsidiaries outstanding at December 31, 1995. However, Bally remains guarantor of approximately $10,600 of BFIT's long-term debt outstanding at December 31, 1995.

Annual maturities

Aggregate annual maturities of long-term debt for the five years after December 31, 1995 are as follows:

                      1996      1997       1998      1999      2000
- ---------------------------------------------------------------------
Bally............... $ 5,440   $ 9,677   $  6,804   $ 5,000   $18,586
Casino Holdings.....                      192,560
Bally's New
 Orleans............   5,416     5,983      6,136     6,277     3,862
Other...............     304       535         53        55        57
                     -------   -------   --------   -------   -------
                     $11,160   $16,195   $205,553   $11,332   $22,505
                     =======   =======   ========   =======   =======

Fair value

The fair value of the Company's long-term debt at December 31, 1995 and 1994 was $1,288,376 and $1,033,222, respectively. The fair value of publicly held debt securities is based on quoted market prices. The fair value of borrowings under revolving credit agreements and of other secured and unsecured obligations approximates their carrying amount. The fair values are not necessarily indicative of the amounts the Company could realize in a current market exchange.

INCOME TAXES

The income tax provision (benefit) applicable to income from continuing operations before

- --------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

income taxes and minority interests consists of the following:

                    1995         1994         1993
- ----------------------------------------------------
Current:
  Federal........ $(25,964)    $ 20,426     $ 28,536
  State..........    7,377        4,332        3,860
                  --------     --------     --------
                   (18,587)      24,758       32,396
Deferred:
  Federal........   (3,291)     (22,010)     (26,867)
  State..........    3,228          252         (194)
                  --------     --------     --------
                       (63)     (21,758)     (27,061)
                  --------     --------     --------
                  $(18,650)    $  3,000     $  5,335
                  =========    =========    =========

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1995 and 1994, along with their classification, are as follows:

                                   1995                     1994
                          ----------------------   ----------------------
                           ASSETS    LIABILITIES    Assets    Liabilities
- -------------------------------------------------------------------------
Expenses which are not
 currently deductible for
 tax purposes:
   Bad debts............. $  6,657    $            $  7,442    $
   Other.................   33,491                   35,088
Depreciation and
 capitalized costs.......                175,740                  169,314
Basis difference of
 investments.............                 10,287                   27,067
Federal and state
 carryforwards...........   47,311                  119,178
Other, net...............                 29,116                   31,440
                          --------   -----------   --------   -----------
                            87,459    $  215,143    161,708    $  227,821
                                      ==========               ==========
Valuation allowance......   (7,779)                 (70,439)
                          --------                 --------
                          $ 79,680                 $ 91,269
                          ==========               ==========
Current.................. $ 22,605    $      155   $ 16,760    $      461
Long-term................   57,075       214,988     74,509       227,360
                          --------   -----------   --------   -----------
                          $ 79,680    $  215,143   $ 91,269    $  227,821
                          ==========  ==========   ==========  ==========

Upon consummation of the spin-off of BFIT (see "Discontinued operations"), a portion of the Company's federal loss and Alternative Minimum Tax ("AMT") credit carryforwards are allocated to BFIT pursuant to U.S. Treasury Regulations. Because the distribution of BFIT common stock occurred on January 9, 1996, estimates of 1996 taxable income were used in order to determine the amount of carryforwards which will be allocated to BFIT under the U.S. Treasury Regulations. As such, the amount of carryforwards ultimately allocated to BFIT may be different.

Because of the complex issues involved in the Company's tax situation and the Company's expectation of the ultimate resolution of such issues, the Company provided a valuation allowance at December 31, 1994 for a substantial portion of its federal and state tax loss carryforwards and a portion of its AMT credits. This valuation allowance was reduced in the fourth quarter of 1995 due to, among other factors, the closing of several Internal Revenue Service audit cycles and the Company's assessment of its ability to realize its remaining deferred tax assets. At that time, the Company wrote off approximately $20,000 of deferred tax assets no longer available against the valuation allowance. The remainder of the reduction is reflected in the income tax benefit for 1995.

Based upon the estimates described above, the Company had federal loss and AMT credit carryforwards at December 31, 1995 of approximately $87,000 and $9,000, respectively. The Company's federal loss carryforwards begin to expire in 2006 and fully expire in 2010, and the Company's AMT credits have no expirations. In addition, the Company had recorded deferred tax assets for state tax loss carryforwards at December 31, 1995 of approximately $5,000 which begin to expire in 1996 and fully expire in 2010. Based upon present expectations of the Company's future operating results, the Company has provided a valuation allowance at December 31, 1995 for substantially all of the state tax loss carryforwards and federal credits which are not presently expected to be realized.

A reconciliation of the income tax provision (benefit) with amounts determined by applying the U.S. statutory tax rate to income (loss) from continuing operations before income taxes and minority interests follows.

- --------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                 1995        1994        1993
   -------------------------------------------------------------
Provision (benefit) at U.S.
  statutory tax rate (35%).... $ 19,914     $ 2,127     $ 5,275
Add (deduct):
  State income taxes, net of
    related federal income tax
    benefit...................    6,893       3,433       2,393
  Nondeductible expenses --
    Amortization and
      depreciation............    1,562       1,247       1,140
    Other.....................    1,926       1,549
  Changes in the valuation
    allowance.................  (42,532)     (7,543)      8,100
  Prior years' taxes..........   (6,354)      2,216     (13,448)
  Effect of change in state
    (1994) and U.S. (1993)
    statutory tax rates on
    deferred tax balances.....                 (452)      1,492
  Other, net..................      (59)        423         383
                               --------     -------     -------
Income tax provision
  (benefit)................... $(18,650)    $ 3,000     $ 5,335
                               =========    ========    ========

MINORITY INTERESTS

At December 31, 1995 and 1994, minority interests represents the share of equity that Bally does not own in Bally's Grand, Inc., Bally's Mississippi and Bally's New Orleans. In addition, minority interests includes the $10,161 redemption value/liquidation preference of the preferred stock of a Bally subsidiary that was issued to an executive officer of Bally in December 1994 in connection with the acquisition of Bally's Grand, Inc. common stock from that officer. The subsidiary preferred stock has cumulative annual dividend requirements of $572 and can be exchanged at any time through 2001 (date the subsidiary must redeem the preferred stock) at the option of the holder for 1,505,405 shares of Common Stock and 376,351 shares of BFIT common stock (lesser amounts can be exchanged in the same ratio). In addition, at any time on or after June 30, 1997, the preferred stock may be redeemed for cash at the option of either the subsidiary or the holder.

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

The Series D Convertible Exchangeable Preferred Stock, par value $1 per share (the "Series D Stock"), with an aggregate liquidation value of $34,725 as of December 31, 1995, bears a dividend rate of 8%. The holders of Series D Stock do not have voting rights, except that the holders would have the right to elect two additional directors of Bally if dividends on the Series D Stock are in arrears in an amount equal to at least six quarterly dividends and except as Delaware law may otherwise provide. The Series D Stock is redeemable, in whole or in part, at the option of Bally at $50.80 per share as of December 31, 1995, declining each February 1 in equal annual amounts to $50 per share on and after February 1, 1997, in each case plus accrued and unpaid dividends. The Series D Stock is convertible into Common Stock at a current price of $22.52 per share (as adjusted for the spin-off of BFIT), equivalent to a conversion rate of 2.22 shares of Common Stock for each share of Series D Stock (subject to adjustment for certain subsequent changes in the Company's capitalization). The Series D Stock is exchangeable at the option of Bally, in whole but not in part, on any dividend payment date for an issue of 8% Convertible Subordinated Debentures due February 1, 2007 that would be issued by Bally. In the event of liquidation, the holders of the Series D Stock will receive a preferred liquidation payment of $50 per share, plus an amount equal to any dividends accrued and unpaid to the payment date, before any distribution is made to holders of junior securities.

During 1995, Bally issued 15,525,000 shares of 8% PRIDES Convertible Preferred Stock, par value $1 per share (the "PRIDES"), which provided proceeds of $166,830 after expenses. Generally, holders of shares of PRIDES have the right with holders of Common Stock to vote in the election of Bally's Board of Directors (the "Board") and upon each other matter coming before any meeting of the holders of Common Stock, on the basis of 4/5 of a vote for each share of PRIDES held. On October 3, 1999, each share

- --------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

of PRIDES mandatorily converts into 1.12 shares (as adjusted for the spin-off of BFIT) of Common Stock (subject to adjustment for certain subsequent changes in the Company's capitalization), and the right to receive an amount in cash equal to any accrued and unpaid dividends thereon. At any time prior to October 3, 1999, unless previously redeemed, each share of PRIDES is presently convertible (at the option of the holder) into .92 of a share of Common Stock, equivalent to a current conversion price of $12.092 per share of Common Stock (as adjusted for the spin-off of BFIT), subject to adjustment for certain subsequent changes in the Company's capitalization. The shares of PRIDES are not redeemable by Bally prior to October 3, 1998 and rank senior to the Common Stock but junior to the Series D Stock as to the payment of dividends and distribution of assets upon liquidation. The PRIDES have an aggregate liquidation value of $172,716 plus any accrued and unpaid dividends thereon.

Common stock

At December 31, 1995, shares of Common Stock were reserved for future issuance as follows:

Conversion of preferred stock...... 18,929,339
Stock option and purchase plans....  7,262,187
Conversion of 10% Debentures, 8%
  Debentures and 6% Debentures.....  3,708,774
Other..............................      1,188
                                    ----------
                                    29,901,488
                                    ==========

STOCK PLANS, AWARDS AND RIGHTS

Incentive plans

The 1989 Incentive Plan of Bally (the "1989 Plan") for officers and key employees provides for the grant of stock options, stock appreciation rights ("SARs") and restricted stock (collectively "Awards"). During 1995, the 1989 Plan was amended to increase the aggregate number of shares of Common Stock which may be sold or delivered under the 1989 Plan to 8,000,000 shares and to prohibit the future grant of SARs. At December 31, 1995, options to purchase 6,074,686 shares of Common Stock were outstanding and 769,366 shares of Common Stock were available for future grant under the 1989 Plan. No Awards may be granted after March 9, 1999.

The 1989 Plan provides for granting incentive as well as non-qualified stock options. Generally, non-qualified stock options will be granted with an option price equal to the fair market value of the stock at the date of grant. Incentive stock options must be granted at not less than the fair market value of the stock at the date of grant. Option grants generally become exercisable in three equal annual installments commencing one year after the date of grant, but the Compensation and Stock Option Committee (the "Compensation Committee") of the Board in its discretion, may alter such terms.

SARs are rights granted to an officer or key employee to receive shares of stock and/or cash in an amount equal to the excess of the fair market value of the stock on the date the SARs are exercised over the fair market value of the stock on the date the SARs were granted or, at the discretion of the Compensation Committee, the date the option was granted, if granted in tandem with an option granted on a different date. Upon exercise of SARs, the optionee surrenders the related option in exchange for payment, in cash, of the excess of the fair market value on the date of surrender over the option price. There have been no SARs granted under this plan since 1990. Stock options and SARs granted under the 1989 Plan may be exercisable for a term of not more than ten years after the date of grant.

Restricted stock awards are rights granted to an employee to receive shares of stock without payment but subject to forfeiture and other restrictions as set forth in the 1989 Plan. Generally, the restricted stock awarded, and the right to vote such stock or to receive dividends thereon, may not be sold, exchanged or otherwise disposed of during the restricted period. Except as otherwise determined by the Compensation Committee, the restrictions and risks of forfeiture will, after one year from the date of grant, lapse as to not more than 20% of the stock originally awarded, after two years lapse as to an aggregate of not more than 40% of the stock originally awarded, and after three years shall lapse as to all the stock originally awarded. There have been no restricted stock awards granted under this plan since 1989 and there are no shares outstanding with restrictions under this plan at December 31, 1995.

- --------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

The 1993 Non-Employee Directors' Stock Option Plan of Bally (the "1993 Plan") provides for the grant of non-qualified stock options to purchase an aggregate of 120,000 shares of Common Stock to directors of the Company who are not officers or key employees of Bally or any of its subsidiaries. Under this plan, stock options are granted with an option price equal to the fair market value of the stock on the date of grant. Option grants generally become exercisable in three equal annual installments commencing one year after the date of grant, with such options expiring ten years after the date of grant. At December 31, 1995, options to purchase 70,000 shares of Common Stock were outstanding and 50,000 shares of Common Stock were available for future grant under the 1993 Plan. No options may be granted under this plan after October 13, 1998.

The Company also has a non-qualified and incentive stock option and stock appreciation rights plan for officers and key employees (the "1985 Plan") which has been terminated except for options to purchase 36,102 shares of Common Stock that were outstanding at December 31, 1995, all of which are vested.

A summary of 1995 stock option activity under the three aforementioned plans (with option prices adjusted for the spin-off of BFIT) is as follows:

                                       Price        Number
                                     per share    of shares
 ---------------------------------------------------------
Outstanding at December 31, 1994...  $ .55-21.30   5,652,441
Granted............................   6.30-11.05   1,057,082
Exercised..........................   3.88- 9.63    (316,907)
Cancelled or expired...............   2.68-12.80    (211,828)
                                                  ----------
Outstanding at December 31, 1995...    .55-21.30   6,180,788
                                                  ==========

At December 31, 1995, options on 3,422,544 shares were exercisable. Shares under option at December 31, 1995 include awards to purchase 508,334 shares that can be deemed SARs by the award recipients. Outstanding options at December 31, 1995 expire between 1996 and 2005.

Bally's Employee Stock Purchase Plan (the "Stock Purchase Plan") provides for the purchase of Common Stock by eligible employees (as defined) electing to participate in the plan. The stock can generally be purchased every six months at a price equal to the lesser of: (i) 85% of the fair market value of the stock on the date when a particular offering begins or (ii) 85% of the fair market value of the stock on the date when a particular offering terminates. On each offering made under the Stock Purchase Plan, each eligible employee electing to participate in the Stock Purchase Plan will automatically be granted shares of Common Stock equal to the number of full shares which may be purchased from the employee's elected payroll deduction, with a maximum payroll deduction equal to 10% of eligible compensation, as defined. The first offering under this plan commenced on July 1, 1994 and the last offering terminates on June 30, 2004. During 1995 and 1994, employees participating in the Stock Purchase Plan purchased 170,519 shares and 117,448 shares, respectively, of Common Stock. At December 31, 1995, 262,033 shares of Common Stock were available for future purchases under the Stock Purchase Plan. No expense has been recorded by the Company in connection with this plan because it is noncompensatory.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its employee stock options and intends to continue to do so.

Awards of subsidiary stock

The Bally's Grand, Inc. Incentive Stock Plan is a general incentive stock award plan for the benefit of its officers which provides for the grant of stock awards for no consideration. During 1993, Bally's Grand, Inc. awarded 600,000 shares of its common stock, of which 300,000 shares were awarded through an outright grant and were subsequently acquired by a subsidiary of Bally at their fair market value. The remaining 300,000 shares were awarded subject to certain restrictions and forfeiture if the participant's employment with Bally's Grand, Inc. terminated before the restrictions lapsed (forfeitures occurred in 1995, 1994 and 1993). The restrictions applicable to these 300,000 shares lapsed as to approximately one-third of the shares awarded on each of December 31, 1993, 1994 and 1995, and Bally's Grand, Inc. acquired 76,900 and 180,175 of these shares at their fair market value during 1995 and 1994, respectively. The fair value of restricted shares awarded was amortized to expense over the period the restrictions lapsed. Pursuant to this stock plan, forfeited shares are available to be

- --------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

awarded again. As of December 31, 1995, there were 42,925 shares of Bally's Grand, Inc. common stock available for award under this plan.

Rights to purchase preferred stock

One preferred stock purchase right is attributable to each outstanding share of Common Stock. Under certain conditions, each right may be exercised to purchase 1/100th of a share of Series B Junior Stock for $60. Unless earlier redeemed by the Board of Directors, the rights become exercisable upon the close of business on the day which is the earliest of (i) the tenth day following the date (the "Stock Acquisition Date") of a public announcement that a person or group of affiliated or associated persons, with certain exceptions, has acquired beneficial ownership of 10% or more of the outstanding Common Stock (an "Acquiring Person"), (ii) the tenth business day (or such later date as may be determined by the Board of Directors prior to such time as any person or group of affiliated or associated persons becomes an Acquiring Person) after the date of the commencement or announcement of a person's or group's intention to commence a tender or exchange offer (with certain exceptions) the consummation of which would result in the ownership of 20% or more of the outstanding Common Stock and (iii) the tenth day after the date on which any person becomes a "Triggering 5% Stockholder". A "Triggering 5% Stockholder" is a person or group of affiliated or associated persons holding 5% or more of the Common Stock and who have been found to have violated any state gaming, casino or similar statute or regulation in connection with the stockholder's interest in the Company, to be unsuited or unqualified under any such statute or regulation to own 5% or more of the Common Stock or to have acquired beneficial ownership of a percentage ownership of the Common Stock in excess of the percentage ownership deemed by a governmental authority to constitute control of the Company without the requisite prior approvals from the applicable gaming authorities. An Acquiring Person does not include (i) the Company, (ii) any subsidiary of the Company, (iii) any employee benefit plan of the Company or of any subsidiary of the Company or any person or entity organized, appointed or established by the Company for or pursuant to the terms of any such plan or (iv) any director of the Company holding office as of the close of business on November 15, 1995 and any immediate family member of, or person controlled by, any such director. Unless the rights are earlier redeemed, if a person or group (with certain exceptions) becomes an Acquiring Person or a Triggering 5% Stockholder, proper provision will be made so that each holder of record of a right, other than the Acquiring Person or Triggering 5% Stockholder (whose rights will thereupon become null and void), will thereafter have the right to receive, upon payment of the exercise price of the rights, that number of shares of Common Stock (or other securities or property) having a market value at the time of the transaction equal to two times the exercise price. In the event that, at any time following the Stock Acquisition Date, the Company is acquired in a merger or other business combination transaction (other than a merger with an Acquiring Person in which the Company is the surviving corporation and the Common Stock is not changed or exchanged) or 50% or more of the Company's assets or earning power is sold or transferred, each holder of a right (except rights which previously have been voided as set forth above) shall thereafter have the right to receive, upon exercise, common stock of the acquiring company having a calculated value equal to two times the purchase price of the right. The rights, which do not have voting privileges, are subject to adjustment to prevent dilution, expire on December 4, 1996 and may be redeemed by the Company at a price of five cents per right at any time until 10 days following the Stock Acquisition Date or the date on which any person or group first becomes a Triggering 5% Stockholder.

EMPLOYEE BENEFIT PLANS

Bally and certain subsidiaries have defined contribution plans that provide retirement benefits for eligible non-union employees. Eligible employees may elect to participate by contributing a percentage of their pre-tax earnings to the plans. Employee contributions to the plans, up to certain limits, are matched in various percentages by the Company. The expense applicable to continuing operations for the Company's defined contribution plans was $6,089, $5,602 and $4,299 for 1995, 1994 and 1993, respectively.

Certain employees of the Company are covered by union-sponsored, collectively bargained, multi-employer defined benefit pension plans. The

- --------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

contributions and charges to expense for these plans were $4,256, $4,255 and $1,314 in 1995, 1994 and 1993, respectively.

In addition, Bally's Park Place had a noncontributory supplemental executive retirement plan for certain key executives which was terminated during 1995, whereby Bally's Park Place generally settled its obligations with respect thereto by making a payment to one of the defined contribution plans described above. As a result of this settlement, Bally's Park Place recognized a gain of $1,800 in 1995. The net periodic pension cost for this plan was $949 and $3,090 for 1994 and 1993, respectively.

DISCONTINUED OPERATIONS

On June 28, 1994, the Board approved a plan to spin-off its fitness centers segment operated by BFIT (the "Spin-off"). As a result, the Company recorded an after tax provision in June 1994 of $23,731 for BFIT's estimated operating losses through disposal. Several unexpected delays in effecting the Spin-off were encountered, resulting in the Company's recognition of a $10,980 after-tax provision in the third quarter of 1995 for additional BFIT operating losses. On November 6, 1995, the Board declared a spin-off distribution to holders of Common Stock at the close of business on November 15, 1995, with one share of BFIT common stock to be distributed for every four shares of Common Stock then outstanding. The BFIT common stock was distributed on January 9, 1996; however, the Spin-off was reflected in the Company's consolidated financial statements as of the November 15, 1995 record date. In addition, cash payments were made to holders of Common Stock in lieu of any fractional shares of BFIT common stock.

In connection with the Spin-off, BFIT issued to the Company a warrant (the "Warrant") entitling the Company to acquire 2,942,805 shares of BFIT common stock at an exercise price of $5.26 per share (equal to 110% of the average trading price of BFIT's common stock for the first 20 trading days after the stock was distributed). The Warrant is not exercisable until December 31, 1996 (unless certain change in control transactions occur) and is exercisable for a period of nine years thereafter.

The Company's investment in and receivables from discontinued operations at December 31, 1995 and 1994 consists of:

                                         1995       1994
- ----------------------------------------------------------
Investment in fitness centers
  segment............................. $     --   $229,438
Income taxes receivable from fitness
  centers segment.....................   15,200     52,990
Other.................................      250      8,584
                                       --------   --------
                                       $ 15,450   $291,012
                                       ========   ========

Summarized results of operations of the fitness centers segment is as follows:

                              PERIOD FROM
                               JANUARY 1,
                                  1995           Years ended
                                THROUGH          December 31
                                NOVEMBER    ---------------------
                                15, 1995      1994         1993
- -----------------------------------------------------------------
Revenues...................     $585,351    $661,505     $694,752
Operating income (loss)....       10,265     (36,327)       3,391
Loss before extraordinary
  item and cumulative
  effect on prior years of
  change in accounting for
  income taxes.............      (10,980)    (46,091)     (26,245)
Extraordinary loss on
  extinguishment of debt...                                (5,999)
Cumulative effect on prior
  years of change in
  accounting for income
  taxes....................                                20,711
Net loss...................      (10,980)    (46,091)     (11,533)

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


- ----------------------------------------------------------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
SUPPLEMENTARY DATA

QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

                                                                                 Quarters ended
                                               -----------------------------------------------------------------------------------
                                                   March 31               June 30            September 30           December 31
                                               -----------------     -----------------     -----------------     -----------------
                                                1995       1994       1995       1994       1995       1994       1995       1994
                                               ------     ------     ------     ------     ------     ------     ------     ------
                                                                                               (In millions, except per share data)
Revenues.....................................  $228.3     $212.3     $245.0     $238.4     $287.1     $261.3     $263.5     $230.3
Operating income.............................    40.4       19.2       46.0       42.2       58.9       52.2       41.5       11.5
Income (loss) from continuing operations.....     4.2       (9.7)       9.3        6.2       17.0       11.8       46.2      (10.2)
Income (loss) from discontinued operations...                5.0                 (51.1)     (11.0)
Income (loss) before extraordinary item......     4.2       (4.7)       9.3      (44.9)       6.0       11.8       46.2      (10.2)
Extraordinary gain (loss)....................      .3      (20.7)        .1                                                     .3
Net income (loss)............................     4.5      (25.4)       9.4      (44.9)       6.0       11.8       46.2       (9.9)

Per common share:
  Income (loss) from continuing operations...  $  .07     $ (.23)    $  .17     $  .12     $  .32     $  .24     $  .67     $ (.23)
  Income (loss) from discontinued
    operations...............................                .11                 (1.09)      (.21)
  Extraordinary gain (loss)..................     .01       (.44)
  Net income (loss)..........................     .08       (.56)       .17       (.97)       .11        .24        .67       (.23)

- ---------------

NOTES:

1. Casino operations of Bally's New Orleans commenced in July 1995 and Bally's Mississippi reopened its casino in December 1995. Between December 1993 and February 1995, Bally's Mississippi operated at a different site.

2. Income from continuing operations for the quarters ended March 31, June 30, September 30 and December 31, 1995 includes charges (net of taxes and minority interests) of $.3 million ($.01 per share), $.9 million ($.02 per share), $1.7 million ($.02 per share) and $2.5 million ($.05 per share), respectively, for costs incurred in the pursuit and development of new gaming projects and for amortization of pre-opening costs.

3. Income (loss) from continuing operations for the quarters ended March 31, June 30, September 30 and December 31, 1994 includes charges (net of taxes) of $2.5 million ($.05 per share), $.1 million, $2.9 million ($.06 per share) and $5.2 million ($.11 per share), respectively, for costs incurred in the pursuit and development of new gaming projects and for amortization of pre-opening costs.

4. Income from continuing operations includes gains from sales of marketable securities (net of taxes and minority interests) for the quarters ended June 30, September 30 and December 31, 1995 of $.6 million ($.01 per share), $.1 million and $.7 million ($.01 per share), respectively, and for the quarters ended September 30 and December 31, 1994 of $1.1 million ($.02 per share) and $3.6 million ($.08 per share), respectively.

5. Income from continuing operations for the quarter ended December 31, 1995 includes a credit of $41.0 million ($.65 per share) for certain adjustments to prior years' income taxes.

6. Loss from continuing operations for the quarter ended December 31, 1994 includes a charge of $8.5 million ($.18 per share) for the write-down of certain assets abandoned upon the relocation of the Company's dockside casino closer to Memphis, Tennessee.

7. The quarterly consolidated financial information reflects Bally Total Fitness Holding Corporation as a discontinued operation due to the spin-off distribution by Bally of its fitness centers segment. Loss from discontinued operations for the quarters ended September 30, 1995 and June 30, 1994 includes charges of $11.0 million ($.21 per share) and $23.7 million ($.51 per share), respectively, to provide for operating losses of the Company's fitness centers segment through the spin-off date.

8. The extraordinary gain (loss) for the quarters ended March 31 and June 30, 1995 and March 31 and December 31, 1994 are due to early retirements of debt.

- --------------------------------------------------------------------------------

ITEM 9.   CHANGES IN AND DISAGREEMENTS
          WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL
          DISCLOSURE

Item 9 is inapplicable.

PART III

Part III, except for certain information relating to Executive Officers included in Part I, is omitted inasmuch as the Company intends to file with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 1995 a definitive proxy statement containing such information pursuant to Regulation 14A of the Securities Exchange Act of 1934, and such information shall be deemed to be incorporated herein by reference from the date of filing such document.

PART IV

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) 1. INDEX TO FINANCIAL STATEMENTS

                                     REFERENCE
                                     ---------
Report of independent auditors......      31
Consolidated balance sheet at
  December 31, 1995 and 1994........      32
For each of the three years in the
  period ended December 31, 1995:
     Consolidated statement of
       operations...................      34
     Consolidated statement of
       stockholders' equity.........      35
     Consolidated statement of cash
       flows........................      36
Notes to consolidated financial
  statements........................      38
Supplementary data:
     Quarterly consolidated
       financial information
       (unaudited)..................      50

(A) 2. INDEX TO FINANCIAL STATEMENT SCHEDULES

                                     REFERENCE
                                     ---------
Schedule I -- Condensed financial
  information of registrant:
  Condensed balance sheet at
     December 31, 1995 and 1994.....     S-1
  Condensed statement of operations
     for each of the three years in
     the period ended December 31,
     1995...........................     S-2
  Condensed statement of cash flows
     for each of the three years in
     the period ended December 31,
     1995...........................     S-3
  Notes to condensed financial
     information....................     S-5
Schedule II -- Valuation and
  qualifying accounts for each of
  the three years in the period
  ended December 31, 1995...........     S-6

All other schedules specified under Regulation S-X are omitted because they are not applicable, not required under the instructions or all information required is set forth in the Notes to consolidated financial statements.

- --------------------------------------------------------------------------------

(A) 3.  INDEX TO EXHIBITS

  *3.(i) -1    Restated Certificate of Incorporation of Bally, as amended (filed as an exhibit to
               Bally's Registration Statement on Form S-8 dated December 13, 1994, registration
               no. 33-56831).
  *3.(i) -2    Certificate of Designation, Preferences and Rights of Series B Junior Participating
               Preferred Stock, par value $1 per share, of Bally (filed as an exhibit to Bally's
               Annual Report on Form 10-K, file no. 1-7244, for the fiscal year ended December 31,
               1992).
  *3.(i) -3    Certificate of Designations, Preferences and Relative, Participating, Optional or
               other Rights of the Series D Convertible Exchangeable Preferred Stock, par value $1 per share, of Bally, as amended (filed as an exhibit to Bally's Annual Report on
               Form 10-K, file no. 1-7244, for the fiscal year ended December 31, 1992).
  *3.(i) -4    Certificate of Designations, Preferences, Rights and Limitations on Preferred
               Redeemable Increased Dividend Equity Securities, for 8% PRIDES Convertible
               Preferred Stock, par value $1 per share, of Bally (filed as an exhibit to Bally's
               Quarterly Report on Form 10-Q, file no. 1-7244, for the quarter ended September 30,
               1995).
  *3.(i) -5    Certificate of Correction to the Certificate of Designations, Preferences, Rights
               and Limitations on Preferred Redeemable Increased Dividend Equity Securities, for
               8% PRIDES Convertible Preferred Stock, par value $1 per share, of Bally (filed as an exhibit to Bally's Quarterly Report on Form 10-Q, file no. 1-7244, for the quarter ended September 30, 1995).
   3.(ii) -1   By-laws of Bally, as amended through March 13, 1996.
  *4.(ii) -1   Registration Statement on Form 8-A dated July 24, 1975 (file no. 1-7244).
  *4.(ii) -2   Registration Statement on Form S-7 (registration no. 2-62399) filed September 19,
               1978 and Indenture dated as of September 15, 1978, between Bally and United States
               Trust Company of New York, as successor Trustee, filed as an exhibit thereto.
  *4.(ii) -3   Registration Statement on Form 8-A, as amended, relating to 6% Convertible
               Subordinated Debentures due 1998 of Bally (filed as an exhibit to Bally's Annual
               Report on Form 10-K, file no. 1-7244, for the fiscal year ended December 31, 1992).
  *4.(ii) -4   Registration Statement on Form S-16 (registration no. 2-75379) filed December 31,
               1981 and Indenture dated as of December 15, 1981, between Bally and United States
               Trust Company of New York, as successor Trustee, filed as an exhibit thereto.
  *4.(ii) -5   Registration Statement on Form 8-A, as amended, relating to 10% Convertible
               Subordinated Debentures due 2006 of Bally (filed as an exhibit to Bally's Annual
               Report on Form 10-K, file no. 1-7244, for the fiscal year ended December 31, 1992).
  *4.(ii) -6   Registration Statement on Form 8-A dated December 11, 1986, relating to Preferred
               Stock Purchase Rights (file no. 1-7244).
  *4.(ii) -7   Amendment No. 1 on Form 8-A/A to Registration Statement on Form 8-A dated December
               11, 1986, relating to Preferred Stock Purchase Rights, filed November 14, 1995
               (file no. 1-7244).
  *4.(ii) -8   Registration Statement on Form S-1 (registration no. 33-65438) filed May 11, 1994 and Indenture dated as of June 15, 1993 between Bally's Casino Holdings, Inc. and
               Amalgamated Bank of Chicago, as Trustee, filed as an exhibit thereto.
  *4.(ii) -9   Amendment dated as of February 8, 1994 to Indenture between Bally's Casino
               Holdings, Inc. and Amalgamated Bank of Chicago, as Trustee (filed as an exhibit to
               Bally's Annual Report on Form 10-K, file no. 1-7244, for the fiscal year ended
               December 31, 1993).
  *4.(ii) -10  Registration Statement on Form S-1 (registration no. 33-51765) filed February 28,
               1994 by Bally's Park Place Funding, Inc. and Bally's Park Place, Inc. (a Delaware
               corporation).
  *4.(ii) -11  Indenture dated as of March 8, 1994 among Bally's Park Place Funding, Inc., Bally's
               Park Place, Inc. (a Delaware corporation), Bally's Park Place, Inc. (a New Jersey corporation), Bally's Park Place Realty Co. and First Bank, National Association,
               as Trustee (filed as an exhibit to Bally's Annual Report on Form 10-K, file no.
               1-7244, for the fiscal year ended December 31, 1993).
  *4.(ii) -12  Registration Statement on Form S-1 (registration no. 33-59660) filed May 11, 1993 by GNF, CORP. and GNOC, CORP. and Indenture dated as of March 10, 1993 between GNF,
               CORP., GNOC, CORP. and Amalgamated Bank of Chicago, as Trustee (filed as an exhibit to Bally's Annual Report on Form 10-K, file no. 1-7244, for the fiscal year ended
               December 31, 1992).
  *4.(ii) -13  Registration Statement on Form S-1 (registration no. 33-74330) filed April 13, 1994 and Indenture dated as of December 15, 1993 between Bally's Grand, Inc. and
               Continental Bank, National Association, as Trustee, filed as an exhibit thereto.

- --------------------------------------------------------------------------------

  *4.(ii) -14  Registration Statement on Form S-1 (registration no. 33-78468), filed May 13, 1994 by Bally's Grand, Inc.
  *4.(ii) -15  Registration Statement on Form S-3 (registration no. 33-61571), filed September 28,
               1995 by Bally.
  *4.(ii) -16  Form T-3/A regarding 8% Convertible Senior Subordinated Debentures due December 15,
               2000 in exchange for 6% Convertible Subordinated Debentures due 1998 and Form of
               Indenture between Bally and First Bank National Association, as Trustee, regarding
               8% Convertible Senior Subordinated Debentures due December 15, 2000 (up to
               $15,390,000) (file no. 022-22211), filed July 3, 1995 by Bally.
  *4.(ii) -17  Schedule 13E-4/A, the Corrected Final Amendment regarding 8% Convertible Senior
               Subordinated Debentures due December 15, 2000 in exchange for 6% Convertible
               Subordinated Debentures due 1998 (file no. 005-10166), filed July 26, 1995 by
               Bally.
  *4.(ii) -18  Amended and Restated Credit and Guaranty Agreement dated as of February 27, 1996, among Bally's Park Place, Inc. (a New Jersey corporation), Bally's Park Place, Inc.
               (a Delaware corporation), Bally's Park Place Realty Co. and First Union National
               Bank, as agent and lender, Midlantic Bank, National Association and LaSalle
               National Bank as lenders (filed as an exhibit to Bally's Park Place, Inc.'s Annual
               Report on Form 10-K, file no. 1-8540, for the fiscal year ended December 31, 1995).
  10.(i) -1    Tax Allocation and Indemnity Agreement dated January 9, 1996, between Bally and
               Bally Total Fitness Holding Corporation.
 *10.(iii) -1  1985 Stock Option and Stock Appreciation Right Plan of Bally Entertainment
               Corporation, effective February 22, 1985 (filed as an exhibit to Bally's Annual
               Report on Form 10-K, file no. 1-7244, for the fiscal year ended December 31, 1985).
 *10.(iii) -2  First Amendment to the 1985 Stock Option and Stock Appreciation Right Plan of Bally
               Entertainment Corporation, effective as of January 1, 1987 (filed as an exhibit to
               Bally's Annual Report on Form 10-K, file no. 1-7244, for the fiscal year ended
               December 31, 1986).
 *10.(iii) -3  Second Amendment to the 1985 Stock Option and Stock Appreciation Right Plan of
               Bally Entertainment Corporation, effective December 9, 1988 (filed as an exhibit to
               Bally's Annual Report on Form 10-K, file no. 1-7244, for the fiscal year ended
               December 31, 1988).
 *10.(iii) -4  1989 Incentive Plan of Bally Entertainment Corporation, effective March 9, 1989
               (filed as an exhibit to Bally's Annual Report on Form 10-K, file no. 1-7244, for the fiscal year ended December 31, 1989).
 *10.(iii) -5  Amendment to 1989 Incentive Plan of Bally Entertainment Corporation effective June
               16, 1992 (filed as an exhibit to Bally's Annual Report on Form 10-K, file no.
               1-7244, for the fiscal year ended December 31, 1993).
 *10.(iii) -6  Amendment to 1989 Incentive Plan of Bally Entertainment Corporation, effective May
               17, 1994 (filed as an exhibit to Bally's Annual Report on Form 10-K, file no.
               1-7244, for the fiscal year ended December 31, 1994).
  10.(iii) -7  Amendments to 1989 Incentive Plan of Bally Entertainment Corporation, effective May
               16, 1995.
 *10.(iii) -8  Bally's 1993 Non-Employee Directors Stock Option Plan (filed as an exhibit to
               Bally's Annual Report on Form 10-K, file no. 1-7244, for the fiscal year ended
               December 31, 1994).
 *10.(iii) -9  Bally Entertainment Corporation Management Retirement Savings Plan effective
               October 1, 1994 (filed as an exhibit to Bally's Annual Report on Form 10-K, file
               no. 1-7244, for the fiscal year ended December 31, 1994).
  10.(iii) -10 First Amendment to Bally Entertainment Corporation Management Retirement Savings
               Plan, effective July 1, 1995.
 *10.(iii) -11 Bally's Executive Medical Plan, underwritten by Connecticut General Life Insurance
               Company, effective January 1, 1994 (filed as an exhibit to Bally's Annual Report on
               Form 10-K, file no. 1-7244, for the fiscal year ended December 31, 1993).
 *10.(iii) -12 Employment Agreement effective as of November 1, 1990, between Bally and Arthur M.
               Goldberg (filed as an exhibit to Bally's Annual Report on Form 10-K, file no.
               1-7244, for the fiscal year ended December 31, 1990).
 *10.(iii) -13 First Amendment to Employment Agreement effective as of November 1, 1991, between
               Bally and Arthur M. Goldberg (filed as an exhibit to Bally's Annual Report on Form
               10-K, file no. 1-7244, for the fiscal year ended December 31, 1992).

- --------------------------------------------------------------------------------

 *10.(iii) -14 Second Amendment to Employment Agreement dated as of September 29, 1993, between
               Bally and Arthur M. Goldberg (filed as an exhibit to Bally's Annual Report on Form
               10-K, file no. 1-7244, for the fiscal year ended December 31, 1993).
  10.(iii) -15 Third Amendment to Employment Agreement dated as of May 16, 1995, between Bally and
               Arthur M. Goldberg.
 *10.(iii) -16 Award Agreements dated as of July 9, 1991, between Bally and Arthur M. Goldberg
               (filed as an exhibit to Bally's Annual Report on Form 10-K, file no. 1-7244, for the fiscal year ended December 31, 1992).
 *10.(iii) -17 Amended and Restated Award Agreement dated as of March 25, 1992, between Bally and
               Arthur M. Goldberg (filed as an exhibit to Bally's Annual Report on Form 10-K, file
               no. 1-7244, for the fiscal year ended December 31, 1992).
 *10.(iii) -18 Split-Dollar Life Insurance Agreement and Collateral Assignment by and between
               Bally and Veronica Goldberg and Richard B. Neff, as trustees of the Arthur M.
               Goldberg 1989 Irrevocable Trust dated November 14, 1989 (filed as an exhibit to
               Bally's Annual Report on Form 10-K, file no. 1-7244, for the fiscal year ended
               December 31, 1991).
 *10.(iii) -19 Option Agreement dated as of October 25, 1991, between Bally and Arthur M. Goldberg
               (filed as an exhibit to Bally's Annual Report on Form 10-K, file no. 1-7244, for the fiscal year ended December 31, 1991).
 *10.(iii) -20 Stock Subscription Agreement dated as of December 30, 1994, between Bally's Casino,
               Inc., Arthur M. Goldberg, Bally Entertainment Corporation and Orloff, Lowenbach,
               Stifelman & Siegel, P.A., as Escrow Agent (filed as an exhibit to Bally's Annual
               Report on Form 10-K, file no. 1-7244, for the fiscal year ended December 31, 1994).
  10.(iii) -21 Employment Agreement effective as of April 15, 1995, between Bally and Lee S.
               Hillman.
 *10.(iii) -22 Employment Agreement effective as of January 1, 1995, between Bally, Bally's Park
               Place, Inc. and Robert G. Conover (filed as an exhibit to Bally's Park Place,
               Inc.'s Annual Report on Form 10-K, file no. 1-8540, for the fiscal year ended
               December 31, 1995).
  10.(iii) -23 Employment Agreement effective as of July 1, 1995, between Bally and James S.
               Montana, Jr.
  10.(iii) -24 Employment Agreement effective as of January 1, 1996, between Bally and Bernard J.
               Murphy.
 *10.(iii) -25 Employment Agreement effective as of July 28, 1993, between Bally and Jerry W.
               Thornburg (filed as an exhibit to Bally's Annual Report on Form 10-K, file no.
               1-7244, for the fiscal year ended December 31, 1993).
 *10.(iii) -26 Employment Agreement effective as of January 1, 1995, between Bally, Bally's Park
               Place, Inc. and Wallace R. Barr (filed as an exhibit to Bally's Park Place, Inc.'s
               Annual Report on Form 10-K, file no. 1-8540, for the fiscal year ended December 31,
               1995).
 *10.(iii) -27 Employment Agreement dated June 5, 1995, between Bally's Grand, Inc. and Darrell A.
               Luery (filed as an exhibit to Bally's Grand, Inc.'s Annual Report on Form 10-K, file no. 1-2500, for the fiscal year ended December 31, 1995).
  11           Computation of Earnings Per Share.
  21           Listing of subsidiaries of Bally.
  23           Consent of Ernst & Young LLP.
  27           Financial Data Schedule.

- ---------------

* Incorporated herein by reference as indicated.

- --------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BALLY ENTERTAINMENT CORPORATION

Dated: March 29, 1996                  By  /s/ ARTHUR M. GOLDBERG
                                            Arthur M. Goldberg
                                            Chairman of the Board,
                                            Chief Executive Officer and
                                               President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. This Annual Report may be signed in multiple identical counterparts all of which, taken together, shall constitute a single document.

Dated: March 29, 1996                          /s/ ARTHUR M. GOLDBERG
                                                   Arthur M. Goldberg
                                                   Chairman of the Board, Chief Executive Officer and
                                                   President (Principal Executive Officer)

Dated: March 29, 1996                          /s/ LEE S. HILLMAN
                                                   Lee S. Hillman
                                                   Executive Vice President, Chief Financial Officer
                                                   and Treasurer (Principal Financial Officer)

Dated: March 29, 1996                          /s/ JOHN W. DWYER
                                                   John W. Dwyer
                                                   Vice President and Corporate Controller
                                                   (Principal Accounting Officer)

Dated: March 29, 1996                          /s/ GEORGE N. ARONOFF
                                                   George N. Aronoff
                                                   Director

Dated: March 29, 1996                          /s/ BARRIE K. BRUNET
                                                   Barrie K. Brunet
                                                   Director

Dated: March 29, 1996                          /s/ EDWIN M. HALKYARD
                                                   Edwin M. Halkyard
                                                   Director

Dated: March 29, 1996                          /s/ J. KENNETH LOOLOIAN
                                                   J. Kenneth Looloian
                                                   Director

Dated: March 29, 1996                          /s/ ROCCO J. MARANO
                                                   Rocco J. Marano
                                                   Director

Dated: March 29, 1996                          /s/ PATRICK L. O'MALLEY
                                                   Patrick L. O'Malley
                                                   Director

Dated: March 29, 1996                          /s/ JAMES M. ROCHFORD
                                                   James M. Rochford
                                                   Director


- ----------------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              CONDENSED BALANCE SHEET (PARENT COMPANY ONLY)
              DECEMBER 31, 1995 AND 1994
              (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      1995         1994
- -----------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and equivalents..........................................    $150,085     $ 24,056
  Marketable securities, at fair value..........................      16,330
  Note receivable from a subsidiary.............................      15,046        6,722
  Receivables --
     Subsidiaries...............................................      14,655        1,763
     Other......................................................       2,089           88
  Income taxes refundable.......................................       3,200       20,277
  Deferred income taxes.........................................      16,172
  Other current assets..........................................       2,124          570
                                                                    --------     --------
          Total current assets..................................     219,701       53,476
Investments in subsidiaries related to continuing operations....     189,411      161,699
Investment in and receivables from discontinued operations......      15,450      291,012
Other assets....................................................      17,262        7,702
                                                                    --------     --------
                                                                    $441,824     $513,889
                                                                    ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to a subsidiary.................................    $  2,290     $  2,771
  Accounts payable --
     Subsidiaries...............................................         162
     Other......................................................         360          237
  Income taxes payable..........................................                   32,678
  Accrued liabilities...........................................      12,006       16,674
  Current maturities of long-term debt..........................       5,000        6,920
                                                                    --------     --------
          Total current liabilities.............................      19,818       59,280
Long-term debt, less current maturities.........................      85,390       88,795
Long-term payables to subsidiaries..............................      51,807       38,654
Deferred income taxes...........................................      33,643       32,915
Other liabilities...............................................         531          633
Stockholders' equity:
  Preferred stock, $1 par value; 30,000,000 shares authorized --
     Series B Junior Participating; 800,000 shares authorized;
       none issued..............................................
     Series D Convertible Exchangeable; 2,000,000 shares
       authorized; 694,497 shares issued; liquidation
       preference of $34,725....................................         694          694
     8% PRIDES Convertible; 15,525,000 shares authorized and
       issued; liquidation preference of $172,716...............      15,525
  Common stock, $.66 2/3 par value; 80,000,000 shares
     authorized; 47,625,927 and 47,138,498 shares issued........      31,751       31,426
  Capital in excess of par value................................     177,551      295,110
  Retained earnings (accumulated deficit).......................      27,151      (31,581)
  Common stock in treasury, 146,956 shares at cost..............      (2,037)      (2,037)
                                                                    --------     --------
          Total stockholders' equity............................     250,635      293,612
                                                                    --------     --------
                                                                    $441,824     $513,889
                                                                    ========     ========

See accompanying notes.



- -----------------------------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT--(CONTINUED)
              CONDENSED STATEMENT OF OPERATIONS (PARENT COMPANY ONLY)
              YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
              (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                     1995         1994         1993
- -----------------------------------------------------------------------------------------------------
Revenues:
  Interest --
     Subsidiaries...............................................    $   148     $    403     $     65
     Other......................................................      4,469        1,635        1,845
  Gain on sales of marketable securities........................      1,993
  Other.........................................................      2,653        1,673        5,919
                                                                    -------     --------     --------
                                                                      9,263        3,711        7,829
Costs and expenses:
  General and administrative....................................        837        1,522        5,752
  Interest --
     Subsidiaries...............................................        681          242          298
     Other......................................................      9,120        9,436        9,328
                                                                    -------     --------     --------
                                                                     10,638       11,200       15,378
                                                                    -------     --------     --------
Loss from continuing operations before income taxes and equity in net income (loss) of subsidiaries related to continuing
  operations....................................................     (1,375)      (7,489)      (7,549)
Income tax benefit..............................................     49,722        8,488       22,996
Equity in net income (loss) of subsidiaries related to
  continuing operations.........................................     28,306       (2,902)      (3,428)
                                                                    -------     --------     --------
Income (loss) from continuing operations........................     76,653       (1,903)      12,019
Equity in loss and gains from dispositions of subsidiaries
  related to discontinued operations, net.......................    (10,980)     (46,091)     (21,830)
                                                                    -------     --------     --------
Income (loss) before extraordinary items and cumulative effect
  on prior years of change in accounting for income taxes.......     65,673      (47,994)      (9,811)
Equity in extraordinary items of subsidiaries...................        458      (20,395)      (8,490)
Cumulative effect on prior years of change in accounting for
  income taxes..................................................                               (6,535)
Equity in cumulative effect on prior years of change in
  accounting for income taxes of subsidiaries...................                              (21,662)
                                                                    -------     --------     --------
Net income (loss)...............................................    $66,131     $(68,389)    $(46,498)
                                                                    =======     ========     ========

See accompanying notes.



- ------------------------------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT--(CONTINUED)
              CONDENSED STATEMENT OF CASH FLOWS (PARENT COMPANY ONLY)
              YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
              (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                      1995         1994         1993
- ------------------------------------------------------------------------------------------------------
OPERATING:
  Income (loss) from continuing operations......................    $ 76,653     $ (1,903)    $ 12,019
  Adjustments to reconcile to cash provided (used) --
     Deferred income taxes......................................       3,654      (20,821)     (44,292)
     Equity in net (income) loss of subsidiaries related to
       continuing operations....................................     (28,306)       2,902        3,428
     Gain on repurchase of debt for sinking fund requirements...        (348)      (1,235)        (596)
     Cash dividends from subsidiaries...........................                   12,845       24,200
     Change in operating assets and liabilities.................     (76,815)     (13,871)      31,214
     Other, net.................................................      (3,513)         296          637
                                                                    --------     --------     --------
       Cash provided by (used in) operating activities..........     (28,675)     (21,787)      26,610
INVESTING:
  Purchases of property and equipment...........................        (113)
  Purchases of marketable securities............................     (25,463)
  Net proceeds from sales of marketable securities..............       8,131
  Other, net....................................................      (3,369)           7         (200)
                                                                    --------     --------     --------
       Cash provided by (used in) investing activities..........     (20,814)           7         (200)
FINANCING:
  Debt transactions --
     Repayments of long-term debt...............................      (5,131)      (7,169)      (2,496)
     Subsidiary repayments of advances, net.....................       5,272       10,547        5,946
                                                                    --------     --------     --------
       Cash provided by debt transactions.......................         141        3,378        3,450
  Equity transactions --
     Proceeds from issuance of 8% PRIDES Convertible
       Preferred Stock..........................................     166,830
     Proceeds from issuance of common stock under stock purchase
       and option plans.........................................       3,253          755          590
     Preferred stock dividends..................................      (2,778)      (2,778)
     Purchases of common stock for treasury.....................                     (239)
                                                                    --------     --------     --------
       Cash provided by financing activities....................     167,446        1,116        4,040
DISCONTINUED OPERATIONS:
  Dividends received from discontinued operations...............                                15,000
  Other, net....................................................       8,072        1,204       (3,248)
                                                                    --------     --------     --------
       Cash provided by discontinued operations.................       8,072        1,204       11,752
                                                                    --------     --------     --------
Increase (decrease) in cash and equivalents.....................     126,029      (19,460)      42,202
Cash and equivalents, beginning of year.........................      24,056       43,516        1,314
                                                                    --------     --------     --------
Cash and equivalents, end of year...............................    $150,085     $ 24,056     $ 43,516
                                                                    ========     ========     ========

See accompanying notes.



- -------------------------------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT--(CONTINUED)
              CONDENSED STATEMENT OF CASH FLOWS (PARENT COMPANY ONLY)
              YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
              (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                      1995         1994         1993
- -------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOWS INFORMATION:
  Cash payments for interest and income taxes for continuing operations were as follows --
       Interest paid............................................    $  9,725     $  9,568     $  2,422
       Income taxes paid (net of refunds).......................      28,314       17,597        3,351

  Operating, investing and financing activities exclude the
     following non-cash activities --
       Accrued preferred stock dividends........................    $  3,454     $            $
       Non-cash dividends from subsidiaries.....................                    8,000
       Receivables of a merged subsidiary.......................                    6,540
       Receipt of promissory note in connection with sale of
          Bally's Grand, Inc. common stock to a subsidiary......                                22,533
       Acquisition of Bally's Grand, Inc. common stock in
          exchange for other equity securities..................                                18,838
       Issuance of common stock in satisfaction of preferred
          stock dividends, interest and other obligations.......                                 4,190
       Stock option and benefit plan transactions...............                                   500
       Discontinued operations --
          Spin-off of fitness centers segment and capital
            contributions (principally forgiveness of
            indebtedness) to Bally Total Fitness Holding
            Corporation.........................................     272,425       23,731       32,000
          Reduction in income taxes receivable from Bally Total
            Fitness Holding Corporation.........................       5,163        1,084       16,427
          Sale of certain fitness-related assets................                                 8,525

See accompanying notes.


- --------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT--(CONTINUED)
              NOTES TO CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)
              (ALL DOLLAR AMOUNTS IN THOUSANDS)

BASIS OF PRESENTATION

The accompanying condensed financial information of Bally Entertainment Corporation ("Bally") includes the accounts of Bally, and on an equity basis, the subsidiaries which it controls. The accompanying condensed financial information should be read in conjunction with the consolidated financial statements of Bally.

LONG-TERM DEBT

                                                                     1995        1994
- ---------------------------------------------------------------------------------------
8% Convertible Senior Subordinated Debentures due 2000..........    $13,586     $
10% Convertible Subordinated Debentures due 2006................     75,000      80,000
6% Convertible Subordinated Debentures due 1998.................      1,804      15,715
                                                                    -------     -------
Total long-term debt............................................     90,390      95,715
Current maturities of long-term debt............................     (5,000)     (6,920)
                                                                    -------     -------
Long-term debt, less current maturities.........................    $85,390     $88,795
                                                                    =======     =======


- ------------------------------------------------------------------------------------------------
BALLY ENTERTAINMENT CORPORATION
SCHEDULE II-- VALUATION AND QUALIFYING ACCOUNTS
              YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
              (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                        Additions
                                                   -------------------
                                       Balance     Charged
                                         at          to        Charged
                                       beginning    costs        to                     Balance
                                         of          and        other                   at end
            Description                period      expenses    accounts    Deductions  of period
- ------------------------------------------------------------------------------------------------
1995:
  Allowance for doubtful
     receivables...................    $12,196     $ 4,718     $    45     $ 3,865      $13,094
                                       =======     =======     =======     =======      =======
1994:
  Allowance for doubtful
     receivables...................    $ 7,872     $ 6,829     $    --     $ 2,505      $12,196
                                       =======     =======     =======     =======      =======
1993:
  Allowance for doubtful
     receivables...................    $10,935     $ 2,201     $   314     $ 5,578      $ 7,872
                                       =======     =======     =======     =======      =======

- ---------------

NOTES:

(1) Additions charged to accounts other than costs and expenses generally result from the acquisition of a business.

(2) Deductions include write-offs of uncollectible amounts, net of recoveries.