Form 10-Q
period 1996-03-31
BALLY ENTERTAINMENT CORP
filed 1996-05-15
CIK 9435

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549



(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended March 31, 1996


                                     or


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

Yes:   X       No:


As of April 30, 1996, 49,146,598 shares of the registrant's common stock were outstanding.

                       BALLY ENTERTAINMENT CORPORATION

                                    INDEX

                                                                      Page
                                                                    Number
                                                                    ------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial statements:

    Condensed consolidated balance sheet (unaudited)
      March 31, 1996 and December 31, 1995 ......................        1

    Condensed consolidated statement of income (unaudited)
      Three months ended March 31, 1996 and 1995.................        2

    Consolidated statement of stockholders' equity (unaudited)
      Three months ended March 31, 1996..........................        3

    Consolidated statement of cash flows (unaudited)
      Three months ended March 31, 1996 and 1995.................   4 -  5

    Notes to condensed consolidated financial statements
      (unaudited)................................................   6 -  7

  Item 2.  Management's discussion and analysis of financial
             condition and results of operations.................   8 - 14


PART II.  OTHER INFORMATION

  Item 6.  Exhibits and reports on Form 8-K......................       15


SIGNATURE PAGE...................................................       16

Bally Entertainment Corporation
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
                                                   March 31    December 31
                                                       1996           1995
- --------------------------------------------------------------------------
                                                            (In thousands)

                   ASSETS

Current assets:
  Cash and equivalents......................... $   296,762    $   285,801
  Marketable securities, at fair value.........      15,276         18,111
  Receivables, less allowances of $13,854
    and $13,094 ...............................      32,202         27,497
  Inventories..................................       8,003          8,358
  Deferred income taxes........................      23,400         22,450
  Other current assets ........................      15,113         11,495
                                                -----------    -----------
    Total current assets.......................     390,756        373,712

Property and equipment, less accumulated
  depreciation of $535,448 and $510,898........   1,260,296      1,267,233
Intangible assets, less accumulated
  amortization of $30,117 and $28,867..........     124,020        122,728
Other assets...................................     123,776        125,544
                                                -----------    -----------
                                                $ 1,898,848    $ 1,889,217
                                                ===========    ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable............................. $    15,018    $    22,209
  Income taxes payable.........................       9,921          3,583
  Accrued liabilities..........................     115,479        116,548
  Current maturities of long-term debt ........      11,306         11,160
                                                -----------    -----------
    Total current liabilities..................     151,724        153,500

Long-term debt, less current maturities........   1,280,460      1,278,441
Deferred income taxes..........................     158,097        157,913
Other liabilities..............................      12,920         12,626

Minority interests.............................      34,886         36,102

Stockholders' equity...........................     260,761        250,635
                                                -----------    -----------
                                                $ 1,898,848    $ 1,889,217
                                                ===========    ===========


















See accompanying notes.

Bally Entertainment Corporation
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(unaudited)
                                                             Three months
                                                           ended March 31
                                                   ----------------------
                                                         1996        1995
- -------------------------------------------------------------------------
                                    (In thousands, except per share data)

Revenues.......................................... $  286,721  $  228,298

Costs and expenses:
  Cost of operations..............................    177,593     143,039
  Selling, general and administrative.............     33,063      27,142
  Gaming development costs, including
    amortization of pre-opening costs of
    $1,961 in 1996................................      2,530         443
  Depreciation and amortization...................     21,208      17,296
                                                   ----------  ----------
                                                      234,394     187,920
                                                   ----------  ----------
Operating income..................................     52,327      40,378
Gain (loss) on sales of marketable securities.....       (377)        103
Interest expense..................................    (33,519)    (32,252)
                                                   ----------  ----------
Income before income taxes, minority interests
  and extraordinary item..........................     18,431       8,229
Income tax provision..............................     (7,200)     (3,100)
Minority interests................................     (2,093)       (955)
                                                   ----------  ----------
Income before extraordinary item..................      9,138       4,174
Extraordinary gain on extinguishment of debt......                    326
                                                   ----------  ----------
Net income........................................      9,138       4,500
Preferred stock dividend requirement..............     (4,148)       (694)
                                                   ----------  ----------
Net income applicable to common stock............. $    4,990  $    3,806
                                                   ==========  ==========

Per common and common equivalent share:
  Income before extraordinary item................ $      .10  $      .07
  Extraordinary gain on extinguishment of debt....                    .01
                                                   ----------  ----------
  Net income...................................... $      .10  $      .08
                                                   ==========  ==========






















See accompanying notes.

Bally Entertainment Corporation
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)

                                                                                                    Total
                                                           Capital in                  Common      stock-
                                    Preferred      Common   excess of    Retained    stock in    holders'
Dollar amounts                          stock       stock   par value    earnings    treasury      equity
- ---------------------------------------------------------------------------------------------------------
                                                                    (In thousands, except per share data)

Balance at December 31, 1995........ $ 16,219    $ 31,751    $177,551    $ 27,151    $ (2,037)   $250,635
  Net income........................                                        9,138                   9,138
  Dividends on Preferred Stock:
    Series D - $1.00 per share......                                         (694)                   (694)
    8% Prides - $.2225 per share....                                       (3,454)                 (3,454)
  Change in unrealized gain/loss
    on available-for-sale
    securities......................                                        1,605                   1,605
  Issuance of common/treasury
    stock under stock purchase
    and option plans................                  222       2,911                     108       3,241
  Issuance of common/treasury
    stock in exchange for Series D
    Preferred Stock.................     (183)        271      (1,554)                  1,466          --
  Issuance of common stock upon
    conversion of 8% Convertible
    Senior Subordinated Debentures
    due 2000........................                   16         274                                 290
                                     --------    --------    --------    --------    --------    --------
Balance at March 31, 1996........... $ 16,036    $ 32,260    $179,182    $ 33,746    $   (463)   $260,761
                                     ========    ========    ========    ========    ========    ========



                                                                  Preferred stock            Common stock
                                                             --------------------    --------------------
Share amounts                                                Series D   8% PRIDES      Issued    Treasury
- ---------------------------------------------------------------------------------------------------------
                                                                                           (In thousands)

Balance at December 31, 1995..............................        694      15,525      47,626         147
  Issuance of common/treasury stock under stock
    purchase and option plans.............................                                333          (8)
  Issuance of common/treasury stock in exchange for
    Series D Preferred Stock..............................       (183)                    407        (106)
  Issuance of common stock upon conversion of 8%
    Convertible Senior Subordinated Debentures due 2000...                                 23
                                                             --------    --------    --------    --------
Balance at March 31, 1996.................................        511      15,525      48,389          33
                                                             ========    ========    ========    ========

See accompanying notes.

Bally Entertainment Corporation
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
                                                               Three months
                                                             ended March 31
                                                     ----------------------
                                                           1996        1995
- ---------------------------------------------------------------------------
                                                             (In thousands)

OPERATING:
 Income before extraordinary item................... $    9,138  $    4,174
 Adjustments to reconcile to cash provided--
  Depreciation and amortization (including
    pre-opening costs)..............................     23,169      17,296
  Interest accretion on discount notes and other
    amortization included in interest expense.......      5,155       5,007
  Minority interests................................      2,093         955
  Deferred income taxes.............................     (1,660)     (1,212)
  Provision for doubtful receivables................      1,222       1,524
  Change in operating assets and liabilities........     (5,580)     (3,464)
  Other, net........................................       (150)       (389)
                                                     ----------  ----------
     Cash provided by operating activities..........     33,387      23,891

INVESTING:
 Purchases and construction of property
   and equipment....................................    (12,896)    (32,032)
 Decrease in construction-related liabilities.......     (4,900)     (1,364)
 Acquisitions of Bally's Grand, Inc. common stock...     (6,995)    (11,305)
 Purchases of marketable securities.................     (1,878)     (3,353)
 Net proceeds from sales of marketable securities...      8,016       2,434
 Other, net.........................................        669      (2,729)
                                                     ----------  ----------
     Cash used in investing activities..............    (17,984)    (48,349)

FINANCING:
 Debt transactions--
  Proceeds from construction loan...................                 10,184
  Repayments of long-term debt......................     (1,493)     (6,517)
  Debt issuance costs...............................       (783)
                                                     ----------  ----------
     Cash provided by (used in) debt transactions...     (2,276)      3,667
 Equity transactions--
  Proceeds from issuance of common stock under
    stock purchase and option plans.................      1,982          99
  Preferred stock dividends paid....................     (4,148)       (694)
                                                     ----------  ----------
     Cash provided by (used in)
       financing activities.........................     (4,442)      3,072

DISCONTINUED OPERATIONS:
     Cash provided by discontinued operations.......                    216
                                                     ----------  ----------
Increase (decrease) in cash and equivalents.........     10,961     (21,170)
Cash and equivalents, beginning of period...........    285,801     178,427
                                                     ----------  ----------
Cash and equivalents, end of period................. $  296,762  $  157,257
                                                     ==========  ==========









                                (continued)

Bally Entertainment Corporation
CONSOLIDATED STATEMENT OF CASH FLOWS--(CONTINUED)
(unaudited)
                                                               Three months
                                                             ended March 31
                                                     ----------------------
                                                           1996        1995
- ---------------------------------------------------------------------------
                                                             (In thousands)

SUPPLEMENTAL CASH FLOWS INFORMATION:

  Changes in operating assets and liabilities
    were as follows--
      (Increase) decrease in receivables............ $   (7,837) $      107
      Decrease in inventories.......................        355          77
      (Increase) decrease in other current assets...     (3,290)      8,518
      (Increase) decrease in other assets...........     (1,535)        169
      Decrease in accounts payable and accrued
        liabilities.................................       (175)    (10,171)
      Increase in income taxes payable..............      6,763         138
      Increase (decrease) in other liabilities .....        139      (2,302)
                                                     ----------  ----------
                                                     $   (5,580) $   (3,464)
                                                     ==========  ==========

  Cash payments for interest and income taxes
    were as follows--
      Interest paid................................. $   21,237  $   20,535
      Interest capitalized..........................       (159)       (747)
      Income taxes paid (net of refunds)............      2,097       4,265

  Investing and financing activities exclude
    the following non-cash activities--
      Issuance of common/treasury stock in
        exchange for/upon conversion of other
        securities.................................. $    8,351  $
      Purchases of marketable securities on
        margin......................................                  1,311
      Sales of margined marketable securities
        (including unsettled sales).................                  4,807
      Acquisition of Bally's Grand, Inc. common
        stock in exchange for a note payable........                  3,873

























See accompanying notes.

Bally Entertainment Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in thousands except per share data) (unaudited)


BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Bally Entertainment Corporation ("Bally") and the subsidiaries which it controls (collectively, the "Company"). The Company operates in one industry segment and all significant revenues arise from two casino hotel resorts in
Atlantic City, New Jersey, a casino hotel resort in Las Vegas, Nevada, a dockside casino and hotel in Robinsonville, Mississippi (near Memphis, Tennessee) and a riverboat casino in New Orleans, Louisiana. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at March 31, 1996, its condensed consolidated statement of income for the three months ended March 31, 1996 and 1995, its consolidated statement of stockholders' equity for the three months ended March 31, 1996 and its consolidated statement of cash flows for the three months ended March 31, 1996 and 1995. All such adjustments were of a normal recurring nature.

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which require the Company's management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates. In addition, certain reclassifications have been made to prior period financial statements to conform with the 1996 presentation.

SEASONAL FACTORS

The Company's operations are subject to seasonal factors and, therefore, the results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results of operations for the full year.

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

Earnings per common and common equivalent share is computed by dividing net income applicable to common stock by the weighted average number of shares of common stock and common stock equivalents outstanding during each period, which totalled 52,656,507 and 48,692,783 for the three months ended March 31, 1996 and 1995, respectively. Common stock equivalents (which represent the dilutive effect of the assumed exercise of certain outstanding stock options for both periods and the assumed conversion of exchangeable preferred stock of a subsidiary for the 1996 period) increased the weighted average number of shares outstanding by 4,938,262 and 1,693,182 for the three months ended March 31, 1996 and 1995, respectively.

ACQUISITIONS OF BALLY'S GRAND, INC. COMMON STOCK

Bally's Grand, Inc. owns and operates the casino hotel resort in Las Vegas, Nevada known as "Bally's Las Vegas." During the three months ended March 31, 1996, a wholly owned subsidiary of Bally acquired 334,074 shares of Bally's
Grand, Inc. common stock in several transactions for $5,765. As a result, Bally's ownership of Bally's Grand, Inc. common stock increased to approximately 85% of the shares outstanding at March 31, 1996.

Bally Entertainment Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(All dollar amounts in thousands except per share data) (unaudited)


LONG-TERM DEBT

The carrying amounts of the Company's long-term debt at March 31, 1996 and December 31, 1995 are as follows:

                                                    March 31    December 31
                                                        1996           1995
                                                 -----------    -----------
Bally:
  8% Convertible Senior Subordinated
    Debentures due 2000......................... $    13,296    $    13,586
  10% Convertible Subordinated Debentures
    due 2006....................................      75,000         75,000
  6% Convertible Subordinated Debentures
    due 1998....................................       1,804          1,804
Bally's Casino Holdings, Inc.:
  Senior Discount Notes due 1998, less
    unamortized discount of $38,896
    and $42,805.................................     153,664        149,755
Bally's Park Place:
  9-1/4% First Mortgage Notes due 2004..........     425,000        425,000
The Grand:
  10-5/8% First Mortgage Notes due 2003, less
    unamortized discount of $1,639 and $1,678...     273,361        273,322
Bally's Las Vegas:
  10-3/8% First Mortgage Notes due 2003.........     315,000        315,000
Other secured and unsecured obligations.........      34,641         36,134
                                                 -----------    -----------
Total long-term debt............................   1,291,766      1,289,601
Current maturities of long-term debt............     (11,306)       (11,160)
                                                 -----------    -----------
Long-term debt, less current maturities......... $ 1,280,460    $ 1,278,441
                                                 ===========    ===========

In April 1996, Bally announced its intention to redeem all of its outstanding 8% Convertible Senior Subordinated Debentures due 2000 (the "8% Debentures") on May 23, 1996, at a price equal to the principal amount thereof together with interest accrued to the redemption date. The 8% Debentures are convertible into common stock at a conversion price of $12.46 per share. The right to convert the 8% Debentures terminates at the close of business on May 22, 1996.

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

Bally Entertainment Corporation
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenues and operating income (loss) for the Company and each of its casino properties were as follows (in millions):

                                                               Three months
                                                             ended March 31
                                                      ---------------------
                                                          1996         1995
- ---------------------------------------------------------------------------
Consolidated (a):
  Revenues (b).......................................   $286.7       $228.3
  Operating income (c)...............................     52.3         40.4

Bally's Park Place:
  Revenues...........................................   $ 94.1       $ 92.3
  Operating income...................................     22.6         22.3

The Grand:
  Revenues...........................................   $ 64.2       $ 61.8
  Operating income...................................      5.2          7.8

Bally's Las Vegas:
  Revenues...........................................   $ 82.1       $ 72.3
  Operating income...................................     20.1         12.9

Bally's Mississippi (a):
  Revenues...........................................   $ 20.6       $  1.0
  Operating income (loss) (c)........................      1.3         (1.9)

Bally's New Orleans (a):
  Revenues...........................................   $ 22.9       $   --
  Operating income...................................      3.1           --

- ---------

Notes:

(a) Bally's New Orleans commenced operation of its riverboat casino in July 1995 and Bally's Mississippi reopened its dockside casino in December 1995. Between December 1993 and February 1995, Bally's Mississippi operated the dockside casino at a different site.

(b) Includes interest income of $4.6 and $3.0 for the three months ended March 31, 1996 and 1995, respectively.

(c) After amortization of pre-opening costs totalling $2.0 million at Bally's Mississippi for the three months ended March 31, 1996.


COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

Revenues and operating income of the Company for the first quarter of 1996 increased $58.4 million (26%) and $11.9 million (29%), respectively, from the 1995 quarter. These increases principally reflect improved operating results at Bally's Las Vegas and the operations of Bally's New Orleans, which commenced operation of its riverboat casino in July 1995, and Bally's Mississippi, which reopened its dockside casino in December 1995.

ATLANTIC CITY

Revenues of Bally's Park Place for the first quarter of 1996 were $94.1 million compared to $92.3 million for the 1995 quarter, an increase of $1.8 million (2%) primarily due to a $1.6 million (2%) increase in casino revenues.

Bally Entertainment Corporation
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS -- (CONTINUED)


Slot revenues increased $2.1 million (4%) due to a 6% increase in slot handle (volume) offset, in part, by a decline in the win percentage from 8.6% in the 1995 quarter to 8.4% in 1996. On average, Bally's Park Place had 89 (4%) more slot machines for the first quarter of 1996 than in 1995. Table game revenues, excluding poker, decreased $.4 million (2%) due to a decrease in the hold percentage from 16.7% in the 1995 quarter to 16.3% in 1996 offset, in part, by a 1% increase in the drop (amount wagered). Other casino revenues decreased $.1 million (5%). Operating income of Bally's Park Place for the first quarter of 1996 was $22.6 million compared to $22.3 million for the 1995 quarter, an increase of $.3 million (1%) as the aforementioned revenue increase was offset, in part, by a 2% increase in operating expenses. Casino expenses increased $2.5 million (7%) due primarily to expanded promotional efforts. Selling, general and administrative expenses decreased $.9 million (12%) primarily due to an increase in the estimated realizable value of certain funds on deposit with the Casino Reinvestment Development Authority (the "CRDA") in the first quarter of 1996 resulting from the approved use of such funds for reimbursement of certain costs to complete several floors of hotel rooms in prior years.

Revenues of The Grand for the first quarter of 1996 were $64.2 million compared to $61.8 million for the 1995 quarter, an increase of $2.4 million (4%) primarily due to a $2.3 million (4%) increase in casino revenues. Slot revenues increased $.8 million (2%) due to a 6% increase in slot handle offset, in part, by a decline in the win percentage from 8.5% in the 1995 quarter to 8.2% in 1996. On average, the Company had 309 (20%) more slot machines for the first quarter of 1996 than in 1995. Table game revenues, excluding poker, increased $.4 million (2%) due to a 5% increase in the drop offset, in part, by a decrease in the hold percentage from 18.2% in the 1995 quarter to 17.6% in 1996. Poker, horse race simulcasting and keno, all of which commenced in April 1995, contributed $1.1 million to casino revenues in the first quarter of 1996. Operating income of The Grand for the first quarter of 1996 was $5.2 million compared to $7.8 million for the 1995 quarter, a decrease of $2.6 million (33%) as the aforementioned 4% revenue increase was more than offset by a 9% increase in operating expenses. Casino expenses increased $5.7 million (17%) primarily due to increased promotional expenses and costs of providing complimentary services to increase gaming activity. In addition, other operating expenses increased $.6 million (8%) and depreciation and amortization increased $.5 million (12%). These increases in operating expenses were offset, in part, by a $1.7 million (26%) decrease in selling, general and administrative expenses primarily due to an increase in the estimated realizable value of certain funds on deposit with the CRDA in the first quarter of 1996 resulting from the approved use of such funds for reimbursement of certain construction costs.

Management believes that the expansion of several casino hotel facilities in Atlantic City, which includes additional hotel rooms and slot machines, has caused and will continue to cause intense promotional efforts to attract slot players as both the Company's Atlantic City casino hotel resorts and their competitors continue to seek to expand their share of slot revenues and maximize the utilization of their slot machines. Further, as a result of the aggressive competition for slot patrons, the Atlantic City slot win percentage has declined. Management believes that the slot win percentage will continue to be subject to competitive pressure and may decline further. In addition, proposals for several new casino hotel resorts were recently announced for the marina district in Atlantic City and, if and when such resorts are opened, capacity and competition will further increase. However, management believes its Atlantic City casino hotel resorts are well-positioned to compete for additional casino revenues in the Atlantic City market through the attractive promotional gaming programs and special events they offer, and because of the appearance and comfort of their gaming space and hotel accommodations. During the first quarter of 1995, Bally's Park Place completed a slot machine upgrade, replacing the majority of its slot machines with state-of-the-art machines with embedded bill acceptors, and reconfigured its slot machine layout, adding additional slot stools and increasing aisle space. In April

Bally Entertainment Corporation
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS -- (CONTINUED)


1995, The Grand completed an expansion which increased its casino floor and other gaming space by nearly 30% to accommodate approximately 400 additional slot machines, poker, horse race simulcasting and keno. In November 1995, The Grand opened The Grand Theater, an 18,000 square-foot arena with seating capacity of up to 2,000 used for headline entertainment, sports events and production shows. Bally's Park Place and The Grand have also broken ground for further expansions (see "Liquidity and capital resources").

LAS VEGAS

Revenues of Bally's Las Vegas for the first quarter of 1996 were $82.1 million compared to $72.3 million for the 1995 quarter, an increase of $9.8 million (14%). Casino revenues for the 1996 quarter were $40.1 million compared to $33.2 million for 1995, an increase of $6.9 million (21%) due, in part, to additional walk-in business resulting from the June 1995 opening of a monorail system connecting Bally's Las Vegas and MGM Grand. Table game revenues increased $3.0 million (18%) due to an increase in the hold percentage from 14.3% in the 1995 quarter to 15.8% in 1996 and a 6% increase in the drop. Slot revenues increased $2.5 million (18%) due to a 19% increase in slot handle offset, in part, by a decline in the win percentage from 6.1% in the 1995 quarter to 6.0% in 1996. On average, Bally's Las Vegas had 180 (12%) more slot machines for the first quarter of 1996 than in 1995. Other casino revenues increased $1.4 million (90%) due to additional revenues generated by the relocated and expanded race and sports book room, which opened in September 1995. Rooms revenue increased $1.4 million (8%) due to a higher average room rate and an increase in the number of rooms occupied compared to the 1995 quarter. Food and beverage revenues increased $.7 million (6%) primarily due to the reinstatement of beverage service in the showrooms in the second quarter of 1995 and increased convention business, and other revenues increased $.8 million (7%) due, in part, to increased rental income from a redesign of the retail shopping mall and increased gift shop revenues. Operating income of Bally's Las Vegas for the first quarter of 1996 was $20.1 million compared to $12.9 million for the 1995 quarter, an increase of $7.2 million (56%) as the aforementioned 14% increase in revenues was offset, in part, by a 4% increase in operating expenses. Casino operating expenses increased $1.2 million (6%) due principally to increased promotional costs and increased gaming taxes associated with higher casino revenues, and depreciation and amortization expense increased $1.0 million (18%) due to major capital improvements recently completed.

There have been various public announcements concerning the expansion of existing casino hotel resorts and the development of new casino hotel resorts in Las Vegas, certain of which have commenced construction. In particular, three casino hotel resorts are expected to open on the Strip in 1996 with a total of approximately 270,000 square feet of gaming space and 6,900 guest rooms. Management believes that the additional casino and hotel room capacity resulting from the opening of new casino hotels may have a short-term negative impact on Bally's Las Vegas, but that over the long term Bally's Las Vegas benefits from the increase in the number of visitors to Las Vegas that these new properties attract. To enhance its competitiveness in the Las Vegas market, Bally's Las Vegas recently completed an extensive capital improvement program, including improvements to its frontage area along the Strip, the monorail system, the renovation of all of its hotel rooms and the new race and sports book room, among others. In addition, Bally's Grand, Inc. has announced its intention to develop a new casino hotel resort (see "Liquidity and capital resources").

MISSISSIPPI

As described previously, Bally's Mississippi reopened its dockside casino in December 1995 in Robinsonville, Mississippi, where Lady Luck Gaming Corporation had constructed a 238-room hotel. Between December 1993 and February 1995, Bally's Mississippi operated the dockside casino at a different site. Revenues of Bally's Mississippi for the first quarter of 1996 were

Bally Entertainment Corporation
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS -- (CONTINUED)


$20.6 million, and included casino revenues of $19.4 million (slot revenues were $14.3 million and table game revenues were $5.1 million) and room revenues of $.6 million. Operating income for the 1996 quarter was $1.3 million, after giving effect to the amortization of $2.0 million of pre-opening costs. Revenues of Bally's Mississippi for the first quarter of 1995 were $1.0 million.
Operating   loss  for  the  1995   quarter  was  $1.9   million,   and  included
gaming-related costs (primarily slot machine lease costs) and general and administrative costs incurred during the temporary cessation of casino operations.

Mississippi gaming law does not limit the number of gaming licenses that may be granted. As a result, management believes there was a saturation of gaming facilities in and around the Memphis, Tennessee market, which led to the closing of six casinos in that market since April 1994 (including Bally's Mississippi, which was moved and reopened). As of April 30, 1996, nine gaming facilities were operating in this market, three of which are located immediately adjacent to Bally's Mississippi. These gaming facilities present significant competition for Bally's Mississippi. In addition, a casino is expected to commence operations in mid-1996 somewhat closer to Memphis than Bally's Mississippi and, upon opening, may affect Bally's Mississippi's results of operations.

NEW ORLEANS

As described previously, Bally's New Orleans commenced the operation of its riverboat casino in July 1995 in New Orleans, Louisiana. Revenues of Bally's New Orleans for the first quarter of 1996 were $22.9 million and included casino revenues of $22.1 million (slot revenues were $17.1 million and table game revenues were $5.0 million). Operating income of Bally's New Orleans for the first quarter of 1996 was $3.1 million.

Louisiana law currently limits to fifteen the number of riverboat gaming licenses that may be granted (all of which have been granted as of April 30, 1996), with a maximum of six riverboats in any one parish. Four riverboats are presently operating in the New Orleans area (including Bally's New Orleans). During 1995, Bally's New Orleans also competed with a land-based casino which was operating at a temporary location and was expected to become the largest land-based casino in the United States when it moved to its permanent location. However, in November 1995, the competitor ceased operations at the temporary location and suspended construction at the permanent site. It is presently not known if, or when, construction of the permanent land-based facility will resume.

INTEREST EXPENSE

Interest expense, net of capitalized interest, was $33.5 million for the first quarter of 1996 compared to $32.3 million for the 1995 quarter, an increase of $1.2 million (4%) due to a higher average level of debt and a decrease in the amount of capitalized interest.

INCOME TAXES

For the three months ended March 31, 1996 and 1995, the effective rates of the income tax provision on income before income taxes, minority interests and extraordinary item differed from the U.S. statutory tax rate (35%) due principally to state income taxes and nondeductible expenses (including goodwill amortization) offset, in part, by the effects of minority interests' equity in earnings in 1996 and adjustments of prior years' taxes in 1995.

Bally Entertainment Corporation
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS -- (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

PARENT COMPANY

Bally is a holding company without significant operations of its own. Sources of cash available to Bally are generally limited to existing cash balances ($136.9 million at March 31, 1996), management fees or cost allocations to subsidiaries, receipts pursuant to tax sharing agreements, dividends from subsidiaries, asset sales and issuance of additional securities.

Each of Bally's principal operating subsidiaries presently has debt covenants which limit the payment of dividends to Bally and the redemption of stock owned by Bally. Under the terms of the Senior Discount Notes, an amount equal to dividends paid pursuant to a net income test by Bally's Park Place to Casino Holdings may be declared as dividends by Casino Holdings and be paid to Bally. As of March 31, 1996, approximately $7 million was available for the payment of dividends to Bally (through Casino Holdings) pursuant to this net income test. In addition, under the terms of The Grand's 10-5/8% First Mortgage Notes due 2003, dividends to Bally are limited by a net income test. As of March 31, 1996, no amount was available for the payment of dividends by The Grand. Dividends to Bally from subsidiaries other than Bally's Park Place and possibly The Grand are not expected over the next twelve months.

Bally's corporate cash operating costs for the foreseeable future are expected to be recovered substantially by cost allocations to, and management fees from, its subsidiaries. Cash requirements for Bally over the next twelve months include income tax payments, which management expects to be more than fully recovered from subsidiaries pursuant to tax sharing agreements. As described in "Long-term debt" in Notes to condensed consolidated financial statements, Bally has announced its intention to redeem all of its outstanding 8% Debentures on May 23, 1996. Bally expects substantially all holders of the 8% Debentures to convert their holdings into common stock prior to that date in lieu of receiving cash equal to the principal amount thereof together with interest accrued to the redemption date. Accordingly, debt service requirements and preferred stock dividend payments are expected to be approximately $30 million over the next twelve months. In addition, if necessary, Bally may advance or contribute funds to Casino Holdings. Bally believes it will be able to satisfy its cash requirements over the next twelve months.


SUBSIDIARIES

CASINO HOLDINGS

CASINO HOLDINGS. Casino Holdings is also a holding company without significant operations of its own. Sources of cash available to Casino Holdings are generally limited to existing cash balances ($9.0 million at March 31, 1996), advances or contributions from Bally and dividends, management fees and loan repayments from subsidiaries. Bally's Park Place and Bally's Grand, Inc. are both limited with respect to amounts which may be paid as dividends to Casino Holdings under the terms of certain of their indebtedness. Dividends from Bally's Park Place are limited to funds available under Bally's Park Place's aforementioned net income test, which is available to be paid to Bally through Casino Holdings. Bally's Grand, Inc. is presently not expected to pay dividends over the next twelve months. To the extent Bally's New Orleans and Bally's Mississippi generate unrestricted cash flows, each subsidiary pays management fees to Casino Holdings and thereafter is expected to repay Casino Holdings for project costs and working capital requirements funded by Casino Holdings.

Casino Holdings has no scheduled interest or principal payments on the Senior Discount Notes until 1998 but expects to continue to incur costs and obligations in the pursuit of new gaming ventures. To the extent Casino

Bally Entertainment Corporation
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS -- (CONTINUED)


Holdings requires additional funds for existing ventures or to develop new ventures, Casino Holdings expects that it will be able to obtain financing for a significant portion of such cash requirements from a combination of Bally (either loans or contributions) and third party sources (including banks, suppliers and capital markets) and, as a result, Casino Holdings believes it will be able to satisfy its cash needs over the next twelve months.

BALLY'S PARK PLACE. Bally's Park Place has no scheduled principal payments under its public indebtedness until 2004, and its scheduled principal payments under other indebtedness outstanding at March 31, 1996 are not significant. Management plans to make capital expenditures of approximately $20 million over the next twelve months for improvements, renovations and equipment to maintain Bally's Park Place in first-class condition. As of March 31, 1996, Bally's Park Place had an unused line of credit totalling $65 million. The Company believes that Bally's Park Place will be able to satisfy its debt service and the aforementioned capital expenditure requirements and pay dividends over the next twelve months out of existing cash balances ($26.9 million at March 31, 1996) and cash flow from operations. For the three months ended March 31, 1996 and the year ended December 31, 1995, cash provided by operating activities at Bally's Park Place totalled $.7 million and $75.1 million, respectively, and its operating margin (before depreciation and amortization) was 31% and 34%, respectively.

Bally's Park Place broke ground in April 1996 for construction of a western-themed casino complex on approximately four acres of Boardwalk property it owns adjacent to Bally's Park Place. The complex is presently planned to include approximately 75,000 square feet of casino space and cost between $80 and $100 million, of which approximately $70 million is expected to be incurred over the next twelve months. Completion of the complex is anticipated in mid-1997. Bally's Park Place intends to finance the expansion through available cash, cash generated by operations and, if necessary, utilization of its line of credit.

BALLY'S LAS VEGAS. Bally's Grand, Inc. has no scheduled principal payments on its long-term debt until 2003. Management plans to make capital expenditures totalling approximately $23 million at Bally's Las Vegas over the next twelve months (i) to replace certain slot machines so that substantially all of the Company's slot machines will be state-of-the-art with embedded bill acceptors,
(ii) to redesign and expand the baccarat area, (iii) to upgrade certain penthouses and suites, and (iv) for other improvements and equipment necessary to maintain the casino hotel resort in first-class condition. The Company believes that Bally's Grand, Inc. will be able to satisfy its debt service (interest on its public indebtedness is approximately $32.7 million per annum) and the aforementioned capital expenditure requirements over the next twelve months out of existing cash balances ($78.8 million at March 31, 1996) and cash flow from operations. For the three months ended March 31, 1996 and the year ended December 31, 1995, cash provided by operating activities at Bally's Las Vegas totalled $19.8 million and $34.0 million, respectively, and its operating margin (before depreciation, amortization and management fees) was 33% and 25%, respectively. In addition, Bally's Grand, Inc. received a commitment from a lender in March 1996 for a revolving credit facility totalling $15 million.

In 1995, Bally's Grand, Inc. announced its intention to develop a separate casino hotel resort with a Paris, France theme (the "Paris Casino-Resort") on approximately 24 acres of land situated on the Strip adjacent to Bally's Las Vegas. The Paris Casino-Resort is presently planned to include, among other things, an 85,000 square-foot casino, 3,000 guest rooms and a 50-story replica of the Eiffel Tower. Construction of the Paris Casino-Resort is expected to commence in the third quarter of 1996, with completion expected in 1998. The cost of the project, exclusive of the value of the land, is presently estimated to be between $375 million and $425 million, of which $30 million to $40 million is expected to be incurred over the next twelve months.

Bally Entertainment Corporation
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS -- (CONTINUED)


Bally's Grand, Inc. expects to obtain third-party financing for a significant portion of the project cost.

BALLY'S MISSISSIPPI. Bally's Mississippi reopened its dockside casino in Robinsonville, Mississippi in December 1995. A total of approximately $29 million was required to relocate the dockside casino from Mhoon Landing to Robinsonville and to develop the Robinsonville site to include a restaurant, entertainment lounge, administrative facilities and additional parking. The project cost was substantially funded by Casino Holdings; however, Bally's Mississippi recently entered into a credit agreement for a $10 million term loan (guaranteed by Bally), the proceeds of which upon satisfaction of a condition are expected to be paid to Casino Holdings. Management plans to make capital expenditures of approximately $2 million at Bally's Mississippi over the next twelve months for a steakhouse, additional slot machines and other improvements necessary to maintain the property in first-class condition. The Company believes Bally's Mississippi will be able to satisfy its debt service and the aforementioned capital expenditure requirements over the next twelve months out of existing cash balances ($9.8 million at March 31, 1996) and cash flow from operations. For the three months ended March 31, 1996, cash provided by operating activities at Bally's Mississippi totalled $4.0 million and its operating margin (before depreciation, amortization, and management fees) was 25%.

BALLY'S NEW ORLEANS. Bally's New Orleans commenced operation of a riverboat casino on Lake Pontchartrain in July 1995. A total of approximately $60 million was required to construct and equip the riverboat and to develop related landside improvements. The project cost was partially funded by two five-year term loans totalling approximately $30 million. Casino Holdings funded the remaining project cost. Bally's New Orleans has debt service requirements totalling approximately $8 million over the next twelve months, which it expects to satisfy out of existing cash balances ($4.6 million at March 31, 1996) and cash flow from operations. For the three months ended March 31, 1996, cash provided by operating activities at Bally's New Orleans totalled $2.4 million and its operating margin (before depreciation, amortization, and management fees) was 22%.

THE GRAND

The Grand has no scheduled principal payments under its public indebtedness until 2003. Management expects to make capital expenditures of approximately $5 million over the next twelve months for slot machines and other improvements and equipment necessary to maintain The Grand in first-class condition. As of March 31, 1996, The Grand had an unused line of credit totalling $20 million. In May 1996, The Grand amended this revolving credit agreement to extend the expiration date from December 31, 1996 to June 30, 1998. The Company believes that The Grand will be able to satisfy its debt service and the aforementioned capital expenditure requirements over the next twelve months out of existing cash balances ($30.1 million at March 31, 1996) and cash flow from operations. For the three months ended March 31, 1996 and the year ended December 31, 1995, cash provided by operating activities at The Grand totalled $10.1 million and $27.4 million, respectively, and its operating margin (before depreciation and amortization) was 16% and 22%, respectively.

In March 1996, The Grand broke ground for construction of a 300-room hotel tower, including restaurants, meeting rooms and other related amenities. The tower is expected to cost approximately $40 million (net of over $10 million of CRDA investment obligation credits), of which approximately $20 million is expected to be incurred over the next twelve months. Completion of the tower is anticipated in the second quarter of 1997. The Grand intends to finance the tower through available cash, cash generated by operations and, if necessary, utilization of its line of credit.

Bally Entertainment Corporation
PART II.  OTHER INFORMATION


Item 6.    Exhibits and reports on Form 8-K

  (a)      Exhibits:

              *4.(ii)-19  Second Amended and Restated Loan Agreement dated as of
                          May 2, 1996 among GNOC, CORP., First Union National Bank and Midlantic Bank, National Association (filed as an exhibit to GNOC, CORP.'s Quarterly Report on Form 10-Q, file no. 1-8531, for the quarter ended March 31, 1996).

              27          Financial Data Schedule (filed electronically only).


  (b)      Reports on Form 8-K:

              None.






  ---------

  *    Incorporated herein by reference as indicated.

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





Dated:  May 15, 1996