Form 10-Q
period 1996-09-30
BALLY ENTERTAINMENT CORP
filed 1996-11-14
CIK 9435

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549



(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended September 30, 1996


                                     or


[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934



                       Commission file number:  1-7244



                       BALLY ENTERTAINMENT CORPORATION
           (Exact name of registrant as specified in its charter)




                   Delaware                                 36-2512405
       (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                  Identification No.)



8700 West Bryn Mawr Avenue, Chicago, Illinois                  60631
  (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:  (773) 399-1300




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes:   X       No:


As of October 31, 1996, 51,632,972 shares of the registrant's common stock were outstanding.

                       BALLY ENTERTAINMENT CORPORATION

                                    INDEX

                                                                      Page
                                                                    Number

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial statements:

    Condensed consolidated balance sheet (unaudited)
      September 30, 1996 and December 31, 1995 ..................        1

    Condensed consolidated statement of income (unaudited)
      Nine months ended September 30, 1996 and 1995..............        2

    Condensed consolidated statement of income (unaudited)
      Three months ended September 30, 1996 and 1995.............        3

    Consolidated statement of stockholders' equity (unaudited)
      Nine months ended September 30, 1996.......................        4

    Consolidated statement of cash flows (unaudited)
      Nine months ended September 30, 1996 and 1995..............        5

    Notes to condensed consolidated financial statements
      (unaudited)................................................        7

  Item 2.  Management's discussion and analysis of financial
             condition and results of operations.................       10


PART II.  OTHER INFORMATION

  Item 1.  Legal proceedings.....................................       20

  Item 4.  Submission of matters to a vote of security
             holders.............................................       21

  Item 6.  Exhibits and reports on Form 8-K......................       21


SIGNATURE PAGE...................................................       22

Bally Entertainment Corporation
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
                                              September 30     December 31
                                                      1996            1995
--------------------------------------------------------------------------
                                                            (In thousands)

                   ASSETS

Current assets:
  Cash and equivalents........................ $   280,539     $   285,801
  Marketable securities, at fair value........       7,624          18,111
  Receivables, less allowances of $13,213
    and $13,094...............................      36,230          27,497
  Inventories.................................       7,872           8,358
  Income taxes receivable.....................       4,428
  Deferred income taxes.......................      22,283          22,450
  Other current assets .......................      22,249          11,495
                                               -----------     -----------
    Total current assets......................     381,225         373,712

Property and equipment, less accumulated
  depreciation of $571,245 and $510,898.......   1,255,060       1,267,233
Intangible assets, less accumulated
  amortization of $32,485 and $28,867.........     121,654         122,728
Other assets..................................     129,813         125,544
                                               -----------     -----------
                                               $ 1,887,752     $ 1,889,217
                                               ===========     ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable............................ $    17,565     $    22,209
  Income taxes payable........................                       3,583
  Accrued liabilities.........................     113,823         116,548
  Current maturities of long-term debt .......      13,438          11,160
                                               -----------     -----------
    Total current liabilities.................     144,826         153,500

Long-term debt, less current maturities.......   1,208,678       1,278,441
Deferred income taxes.........................     170,590         157,913
Other liabilities.............................      15,006          12,626

Minority interests............................      36,885          36,102

Stockholders' equity..........................     311,767         250,635
                                               -----------     -----------
                                               $ 1,887,752     $ 1,889,217
                                               ===========     ===========

















See accompanying notes.

Bally Entertainment Corporation
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(unaudited)
                                                              Nine months
                                                       ended September 30
                                                   ----------------------
                                                         1996        1995
-------------------------------------------------------------------------
                                    (In thousands, except per share data)

Revenues.......................................... $  891,052  $  760,467

Costs and expenses:
  Cost of operations..............................    530,544     471,885
  Selling, general and administrative.............    105,253      82,435
  Gaming development costs, including
    amortization of pre-opening costs of
    $3,281 and $2,492.............................      5,018       6,373
  Depreciation and amortization...................     64,325      54,500
                                                   ----------  ----------
                                                      705,140     615,193
                                                   ----------  ----------
Operating income..................................    185,912     145,274
Gain on sales of marketable securities............      2,484       1,346
Interest expense..................................    (98,754)    (98,188)
                                                   ----------  ----------
Income from continuing operations before income
  taxes and minority interests....................     89,642      48,432
Income tax provision..............................    (31,000)    (19,000)
Minority interests................................     (4,452)      1,018
                                                   ----------  ----------
Income from continuing operations.................     54,190      30,450
Loss from discontinued operations.................                (10,980)
                                                   ----------  ----------
Income before extraordinary item..................     54,190      19,470
Extraordinary gain (loss) on extinguishment
  of debt.........................................     (2,948)        458
                                                   ----------  ----------
Net income........................................     51,242      19,928
Preferred stock dividend requirement..............    (11,414)     (2,083)
                                                   ----------  ----------
Net income applicable to common stock............. $   39,828  $   17,845
                                                   ==========  ==========

Per common and common equivalent share:
  Income from continuing operations............... $      .77  $      .57
  Loss from discontinued operations...............                   (.22)
  Extraordinary gain (loss) on extinguishment
    of debt.......................................       (.04)        .01
                                                   ----------  ----------
  Net income...................................... $      .73  $      .36
                                                   ==========  ==========
















See accompanying notes.

Bally Entertainment Corporation
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(unaudited)
                                                             Three months
                                                       ended September 30
                                                   ----------------------
                                                         1996        1995
-------------------------------------------------------------------------
                                    (In thousands, except per share data)

Revenues.......................................... $  306,732  $  287,127

Costs and expenses:
  Cost of operations..............................    177,538     175,811
  Selling, general and administrative.............     35,280      28,600
  Gaming development costs, including
    amortization of pre-opening costs of
    $2,492 in 1995................................        414       4,194
  Depreciation and amortization...................     21,586      19,663
                                                   ----------  ----------
                                                      234,818     228,268
                                                   ----------  ----------
Operating income..................................     71,914      58,859
Gain on sales of marketable securities............        870         221
Interest expense..................................    (31,882)    (33,582)
                                                   ----------  ----------
Income from continuing operations before income
  taxes and minority interests....................     40,902      25,498
Income tax provision..............................    (12,700)    (10,100)
Minority interests................................       (587)      1,615
                                                   ----------  ----------
Income from continuing operations.................     27,615      17,013
Loss from discontinued operations.................                (10,980)
                                                   ----------  ----------
Income before extraordinary item..................     27,615       6,033
Extraordinary gain (loss) on extinguishment
  of debt.........................................     (2,300)         13
                                                   ----------  ----------
Net income........................................     25,315       6,046
Preferred stock dividend requirement..............     (3,300)       (694)
                                                   ----------  ----------
Net income applicable to common stock............. $   22,015  $    5,352
                                                   ==========  ==========

Per common and common equivalent share:
  Income from continuing operations............... $      .39  $      .32
  Loss from discontinued operations...............                   (.21)
  Extraordinary gain (loss) on extinguishment
    of debt.......................................       (.03)         --
                                                   ----------  ----------
  Net income...................................... $      .36  $      .11
                                                   ==========  ==========
















See accompanying notes.

Bally Entertainment Corporation
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)

                                                                                                    Total
                                                           Capital in                  Common      stock-
                                    Preferred      Common   excess of    Retained    stock in    holders'
Dollar amounts                          stock       stock   par value    earnings    treasury      equity
---------------------------------------------------------------------------------------------------------
                                                                    (In thousands, except per share data)

Balance at December 31, 1995........ $ 16,219    $ 31,751    $177,551    $ 27,151    $ (2,037)   $250,635
Net income..........................                                       51,242                  51,242
Dividends on preferred stock:
  Series D - $2.00 per share........                                       (1,206)                 (1,206)
  8% PRIDES - $.6675 per share......                                      (10,208)                (10,208)
Change in unrealized gain/loss
  on available-for-sale
  securities........................                                         (337)                   (337)
Issuance of common/treasury stock:
  Under stock purchase and
    option plans....................                   506      7,202                     108       7,816
  Upon conversion of/in exchange
    for preferred stock.............   (1,387)       1,452     (1,531)                  1,466          --
  Upon conversion of debt...........                   732     13,098                              13,830
Redemption of Series D preferred
  stock.............................                               (5)                                 (5)
                                     --------     --------   --------    --------    --------    --------
Balance at September 30, 1996....... $ 14,832     $ 34,441   $196,315    $ 66,642    $   (463)   $311,767
                                     ========     ========   ========    ========    ========    ========



                                                                  Preferred stock            Common stock
                                                             --------------------    --------------------
Share amounts                                                Series D   8% PRIDES      Issued    Treasury
---------------------------------------------------------------------------------------------------------
                                                                                           (In thousands)

Balance at December 31, 1995..............................        694      15,525      47,626         147
Issuance of common/treasury stock:
  Under stock purchase and option plans...................                                758          (8)
  Upon conversion of/in exchange for preferred stock......       (694)       (693)      2,179        (106)
  Upon conversion of debt.................................                              1,097
                                                             --------    --------    --------    --------
Balance at September 30, 1996.............................         --      14,832      51,660          33
                                                             ========    ========    ========    ========





See accompanying notes.

Bally Entertainment Corporation
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
                                                                Nine months
                                                         ended September 30
                                                     ----------------------
                                                           1996        1995
--------------------------------------------------------------------------
                                                             (In thousands)

OPERATING:
 Income from continuing operations.................. $   54,190  $   30,450
 Adjustments to reconcile to cash provided--
  Depreciation and amortization (including
    pre-opening costs)..............................     67,606      56,992
  Interest accretion on discount notes and other
    amortization included in interest expense.......     14,139      15,270
  Deferred income taxes.............................     14,630      13,111
  Minority interests................................      4,452      (1,018)
  Provision for doubtful receivables................      1,771       3,360
  Gain on sales of marketable securities............     (2,484)     (1,346)
  Change in operating assets and liabilities........    (31,246)     (9,939)
  Other, net........................................     (1,092)     (2,859)
                                                     ----------  ----------
     Cash provided by operating activities..........    121,966     104,021

INVESTING:
 Purchases and construction of property
   and equipment....................................    (46,953)   (103,942)
 Decrease in construction-related liabilities.......     (2,588)       (163)
 Acquisitions of Bally's Grand, Inc. common stock...     (6,995)    (15,179)
 Purchases of marketable securities.................     (5,711)     (9,748)
 Net proceeds from sales of marketable securities...     19,244       5,335
 Loans to nonconsolidated gaming ventures...........                (13,600)
 Other, net.........................................     (8,658)     (7,327)
                                                     ----------  ----------
     Cash used in investing activities..............    (51,661)   (144,624)

FINANCING:
 Debt transactions --
  Proceeds from long-term borrowings................     10,000      48,316
  Repayments of long-term debt......................    (77,834)    (17,473)
  Debt issuance costs...............................     (1,209)       (769)
                                                     ----------  ----------
     Cash provided by (used in) debt transactions...    (69,043)     30,074
 Equity transactions --
  Preferred stock dividends paid....................    (11,568)     (2,083)
  Proceeds from issuance of common stock
    under stock purchase and option plans...........      5,049       1,397
  Redemption of Series D preferred stock............         (5)
                                                     ----------  ----------
     Cash provided by (used in) financing
       activities...................................    (75,567)     29,388

DISCONTINUED OPERATIONS:
     Cash provided by discontinued operations.......                  7,751
                                                     ----------  ----------
Decrease in cash and equivalents....................     (5,262)     (3,464)
Cash and equivalents, beginning of period...........    285,801     178,427
                                                     ----------  ----------
Cash and equivalents, end of period................. $  280,539  $  174,963
                                                     ==========  ==========






                                (continued)

Bally Entertainment Corporation
CONSOLIDATED STATEMENT OF CASH FLOWS--(CONTINUED)
(unaudited)
                                                                Nine months
                                                         ended September 30
                                                     ----------------------
                                                           1996        1995
--------------------------------------------------------------------------
                                                             (In thousands)

SUPPLEMENTAL CASH FLOWS INFORMATION:

  Changes in operating assets and liabilities
    were as follows--
      Increase in receivables....................... $  (12,414) $   (2,966)
      (Increase) decrease in inventories............        486        (137)
      Increase in income taxes receivable...........     (2,494)
      (Increase) decrease in other current assets...    (10,428)      7,831
      Increase in other assets......................     (3,203)     (2,271)
      Decrease in accounts payable and accrued
        liabilities.................................     (1,451)     (1,934)
      Decrease in income taxes payable..............     (3,583)     (3,928)
      Increase (decrease) in other liabilities .....      1,841      (6,534)
                                                     ----------  ----------
                                                     $  (31,246) $   (9,939)
                                                     ==========  ==========

  Cash payments for interest and income taxes
    were as follows--
      Interest paid................................. $   78,174  $   78,283
      Interest capitalized..........................       (589)     (2,688)
      Income taxes paid (net of refunds)............     15,688       9,909

  Investing and financing activities exclude
    the following non-cash activities--
      Issuance of common/treasury stock in
        exchange for/upon conversion of other
        securities.................................. $   81,262  $
      Issuance of 8% PRIDES preferred
        stock (settled on October 3, 1995)..........                167,530
      Contribution of net assets into
        consolidated venture by minority
        interest....................................                 13,166
      Purchases of marketable securities on
        margin......................................                 13,610
      Sales of margined marketable securities
        (including unsettled sales).................                 10,221





















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

All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at September 30, 1996, its condensed consolidated statements of income for the three and nine months ended September 30, 1996 and 1995, its consolidated statement of stockholders' equity for the nine months ended September 30, 1996 and its consolidated statement of cash flows for the nine months ended September 30, 1996 and 1995. All such adjustments were of a normal recurring nature.

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

ACQUISITION OF BALLY BY HILTON HOTELS CORPORATION

In June 1996, Bally and Hilton Hotels Corporation ("Hilton") entered into an agreement pursuant to which Bally will merge with and into Hilton (the "Merger"). If the Merger is consummated, each share of Bally common stock issued and outstanding immediately prior to the Merger would be converted into the right to receive one share of Hilton common stock. In the event that the trading price of Hilton common stock for a specified period of time prior to the effective time of the Merger is less than $27.00 per share, each holder of Bally common stock will receive an additional cash payment for each share of Bally common stock held by such holder, up to a maximum of $3.00 per share, equal to the excess of $27.00 over such trading price. In addition, upon consummation of the Merger, each share of 8% PRIDES Convertible Preferred Stock of Bally issued and outstanding immediately prior to the Merger will be converted into the right to receive one share of newly authorized 8% PRIDES Convertible Preferred Stock of Hilton having the same rights and preferences. The Merger, which has been approved by the Board of Directors and shareholders of Bally and Hilton, is subject to approval by gaming regulators of several jurisdictions, and is expected to close before year-end 1996.

SEASONAL FACTORS

The Company's operations are subject to seasonal factors and, therefore, the results of operations for the three and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results of operations for the full year.

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

Earnings per common and common equivalent share is computed by dividing net income applicable to common stock by the weighted average number of shares of common stock and common stock equivalents outstanding during each period, which totalled 70,468,967 shares and 51,671,071 shares for the three months ended September 30, 1996 and 1995, respectively, and 68,460,297 shares and 50,924,758 shares for the nine months ended September 30, 1996 and 1995, respectively. Common stock equivalents for each of the periods presented

Bally Entertainment Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(All dollar amounts in thousands except per share data) (unaudited)


represent the dilutive effect of the assumed exercise of certain outstanding stock options and the assumed conversion of exchangeable preferred stock of a subsidiary. In addition, common stock equivalents for the three and nine months ended September 30, 1996 include the dilutive effect of the assumed conversion of certain convertible preferred stock (not outstanding during the 1995 periods) and convertible debentures of Bally. Common stock equivalents increased the weighted average number of shares outstanding by 19,121,653 shares and 4,445,204 shares for the three months ended September 30, 1996 and 1995, respectively, and 18,916,673 shares and 3,829,216 shares for the nine months ended September 30, 1996 and 1995, respectively.

ACQUISITIONS OF BALLY'S GRAND, INC. COMMON STOCK

Bally's Grand, Inc. owns and operates the casino hotel resort in Las Vegas, Nevada known as "Bally's Las Vegas." During the nine months ended September 30, 1996, a wholly owned subsidiary of Bally acquired 334,074 shares of Bally's Grand, Inc. common stock in several transactions for $5,765. As a result, Bally's ownership of Bally's Grand, Inc. common stock increased to approximately 85% of the shares outstanding at September 30, 1996.

LONG-TERM DEBT

The carrying amounts of the Company's long-term debt at September 30, 1996 and December 31, 1995 are as follows:

                                                September 30    December 31
                                                        1996           1995
                                                 -----------    -----------
Bally:
  10% Convertible Subordinated Debentures
    due 2006...................................  $    74,995    $    75,000
  6% Convertible Subordinated Debentures
    due 1998...................................        1,505          1,804
  8% Convertible Senior Subordinated
    Debentures due 2000........................                      13,586
Bally's Casino Holdings, Inc.:
  Senior Discount Notes due 1998, less
    unamortized discount of $18,206
    and $42,805................................       96,094        149,755
Bally's Park Place:
  9-1/4% First Mortgage Notes due 2004.........      425,000        425,000
The Grand:
  10-5/8% First Mortgage Notes due 2003, less
    unamortized discount of $1,559 and $1,678..      273,441        273,322
Bally's Las Vegas:
  10-3/8% First Mortgage Notes due 2003........      315,000        315,000
Other secured and unsecured obligations........       36,081         36,134
                                                 -----------    -----------
Total long-term debt...........................    1,222,116      1,289,601
Current maturities of long-term debt...........      (13,438)       (11,160)
                                                 -----------    -----------
Long-term debt, less current maturities........  $ 1,208,678    $ 1,278,441
                                                 ===========    ===========

In April 1996, Bally announced its intention to redeem all of its outstanding 8% Convertible Senior Subordinated Debentures due 2000 (the "8% Debentures") on May 23, 1996, at a price equal to the principal amount thereof together with interest accrued to the redemption date. At May 23, 1996, $13,527 principal amount of the 8% Debentures had been converted into 1,085,531 shares of Bally common stock (conversion price of $12.46 per share) and the remaining $59 principal amount of the 8% Debentures was redeemed for $60 in cash.

Bally Entertainment Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(All dollar amounts in thousands except per share data) (unaudited)


In October 1996, Hilton announced that upon consummation of the Merger, it intends to redeem all of Bally's outstanding 10% Convertible Subordinated Debentures due 2006 and 6% Convertible Subordinated Debentures due 1998 pursuant to the optional redemption provisions of the respective indentures.

Also in October 1996, Hilton announced offers to purchase any and all of Bally's Casino Holdings, Inc.'s Senior Discount Notes due 1998 (the "Senior Discount Notes"), Bally's Park Place's 9-1/4% First Mortgage Notes due 2004, The Grand's 10-5/8% First Mortgage Notes due 2003 and Bally's Las Vegas' 10- 3/8% First Mortgage Notes due 2003 (collectively, with the Senior Discount Notes, the "Notes") for cash (the "Tender Offers") and solicitations of consents to proposed amendments to the indentures for the Notes (the "Consent Solicitations"). Each Tender Offer and Consent Solicitation is subject to consummation of the Merger, receipt of tenders and consents for at least a majority of the principal amount of each series of the Notes and the receipt of any necessary gaming regulatory approvals, as well as certain other conditions described in each Offer to Purchase and Consent Solicitation.

During the three and nine months ended September 30, 1996, the Company purchased $60,000 and $78,260 principal amount of the Senior Discount Notes for $52,125 and $67,723 in cash, respectively, which resulted in extraordinary losses of $2,300 and $2,948, respectively, net of income taxes of $1,239 and $1,588, respectively.

During the three and nine months ended September 30, 1995, the Company purchased $5,000 and $20,040 principal amount of the Senior Discount Notes for $3,631 and $13,448 in cash, respectively, which resulted in extraordinary gains of $13 and $458, respectively, net of income taxes of $7 and $247, respectively.

PREFERRED STOCK

In March 1996, Bally exchanged 512,948 shares of its common stock for 183,409 shares of its Series D Convertible Exchangeable Preferred Stock (the "Series D Stock"). In May 1996, Bally announced its intention to redeem all of its outstanding Series D Stock on June 24, 1996, at a price of $50.40 per share plus accrued and unpaid dividends to the redemption date. At June 24, 1996, 510,988 shares of the Series D Stock had been converted into 1,134,391 shares of Bally common stock (conversion price of $22.52 per share) and the remaining 100 shares of Series D Stock were redeemed for $5 in cash.

During the three months ended September 30, 1996, holders converted 692,700 shares of Bally 8% PRIDES Convertible Preferred Stock into 637,284 shares of Bally common stock (conversion price of $12.092 per share).

DISCONTINUED OPERATIONS

Financial results for the three and nine months ended September 30, 1995 reflect the fitness center business operated by Bally Total Fitness Holding Corporation ("BFIT") as a discontinued operation because of Bally's disposal of this segment through a spin-off distribution completed in January 1996.

Bally Entertainment Corporation
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenues and operating income (loss) for the Company and each of its casino properties were as follows (in millions):

                                        Three months         Nine months
                                  ended September 30  ended September 30
                                  ------------------  ------------------
                                       1996     1995       1996     1995
------------------------------------------------------------------------

Consolidated (a):
  Revenues (b).....................  $306.7   $287.1     $891.1   $760.5
  Operating income (c).............    71.9     58.9      185.9    145.3

Bally's Park Place:
  Revenues.........................  $116.7   $119.0     $314.8   $315.3
  Operating income.................    42.8     38.7       95.6     91.2

The Grand:
  Revenues.........................  $ 74.8   $ 78.6     $210.3   $212.2
  Operating income.................    12.2     16.7       27.7     35.8

Bally's Las Vegas:
  Revenues.........................  $ 74.0   $ 69.9     $233.7   $209.6
  Operating income.................    12.3      9.2       46.9     30.3

Bally's Mississippi (a):
  Revenues.........................  $ 15.4   $   .8     $ 55.0   $  2.3
  Operating income (loss) (c)......     (.1)    (1.1)       3.0     (4.3)

Bally's New Orleans (a):
  Revenues.........................  $ 20.9   $ 17.7     $ 66.6   $ 17.7
  Operating income (loss) (d)......     2.2     (2.7)       8.5     (3.0)

---------

Notes:

(a) Bally's New Orleans commenced operation of its riverboat casino in July 1995 and Bally's Mississippi reopened its dockside casino in December 1995. Between December 1993 and February 1995, Bally's Mississippi operated the dockside casino at a different site.

(b) Includes interest income of $7.5 million and $3.0 million for the three months ended September 30, 1996 and 1995, respectively, and $16.7 million and $8.8 million for the nine months ended September 30, 1996 and 1995, respectively.

(c) After amortization of pre-opening costs totalling $3.3 million at Bally's Mississippi for the nine months ended September 30, 1996.

(d) After amortization of pre-opening costs totalling $2.5 million at Bally's New Orleans for the three and nine months ended September 30, 1995.


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Revenues and operating income of the Company for the third quarter of 1996 increased $19.6 million (7%) and $13.0 million (22%), respectively, from the 1995 quarter. The increase in revenues principally reflects the operations of Bally's Mississippi, which reopened its dockside casino in December 1995. The increase in operating income principally reflects improved operating results at Bally's New Orleans, Bally's Park Place and Bally's Las Vegas.

Bally Entertainment Corporation
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS -- (CONTINUED)


ATLANTIC CITY

Revenues of Bally's Park Place for the third quarter of 1996 were $116.7 million compared to $119.0 million for the 1995 quarter, a decrease of $2.3 million (2%) due, in part, to a $4.4 million (4%) decrease in casino revenues. Slot revenues decreased $4.2 million (6%) due to a decline in the win percentage from 8.5% in the 1995 quarter to 8.2% in 1996 and a 2% decrease in slot handle (volume). On average, Bally's Park Place had 89 (4%) more slot machines for the third quarter of 1996 than in 1995. Table game revenues, excluding poker, increased $.2 million (1%) due to a 1% increase in the drop (amount wagered) offset, in part, by a decrease in the hold percentage from 16.5% in the 1995 quarter to 16.4% in 1996. Other casino revenues decreased $.4 million (21%) due primarily to a decrease in poker revenues. Operating income of Bally's Park Place for the third quarter of 1996 was $42.8 million compared to $38.7 million for the 1995 quarter, an increase of $4.1 million (11%) as the aforementioned 2% decrease in revenues was more than offset by a 8% decrease in operating expenses. Casino expenses decreased $3.8 million (10%) and selling, general and administrative expenses decreased $1.8 million (18%), due primarily to a decrease in compensation-related costs.

Revenues of The Grand for the third quarter of 1996 were $74.8 million compared to $78.6 million for the 1995 quarter, a decrease of $3.8 million (5%) primarily due to a $3.9 million (5%) decrease in casino revenues. Slot revenues decreased $3.0 million (6%) due to a 6% decrease in slot handle and a decrease in the win percentage from 8.3% in the 1995 quarter to 8.2% in 1996. Table game revenues, excluding poker, decreased $.6 million (2%) due to a decrease in the hold percentage from 15.1% in the 1995 quarter to 14.6% in 1996 offset, in part, by a 1% increase in the drop. The Grand had approximately the same number of slot machines for the third quarter of 1996 as in 1995. Operating income of The Grand for the third quarter of 1996 was $12.2 million compared to $16.7 million for the 1995 quarter, a decrease of $4.5 million (27%) due to the aforementioned 5% decrease in revenues and a 1% increase in operating expenses. Depreciation and amortization expense increased $.5 million (10%) and other operating expenses increased $.4 million (5%).

Management believes that the expansion of several casino hotel facilities in Atlantic City, which includes additional hotel rooms and gaming space, has caused and will continue to cause intense promotional efforts to attract players as both the Company's Atlantic City casino hotel resorts and their competitors continue to seek to expand their share of gaming revenues and maximize the utilization of their gaming space. Further, as a result of the aggressive competition for slot patrons, the Atlantic City slot win percentage continues to decline. Management believes that the slot win percentage will continue to be subject to competitive pressure and may decline further. In addition, proposals for several new casino hotel resorts were recently announced for Atlantic City and, if and when such resorts are opened, capacity and competition will further increase. However, management believes its Atlantic City casino hotel resorts are well-positioned to compete for additional casino revenues in the Atlantic City market through the attractive promotional gaming programs and special events they offer and the appearance and comfort of their gaming space and hotel accommodations. During the first quarter of 1995, Bally's Park Place completed a slot machine upgrade, replacing the majority of its slot machines with state-of-the-art machines with embedded bill acceptors, and reconfigured its slot machine layout, adding slot stools and increasing aisle space. In April 1995, The Grand completed an expansion which increased its casino floor and other gaming space by nearly 30% to accommodate approximately 400 additional slot machines, poker, horse race simulcasting and keno. In November 1995, The Grand opened The Grand Theater, an 18,000 square-foot arena with seating capacity of up to 2,000 used for headline entertainment, sports events and production shows. Bally's Park Place and The Grand have also broken ground for further expansions (see "Liquidity and capital resources").

Bally Entertainment Corporation
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS -- (CONTINUED)


LAS VEGAS

Revenues of Bally's Las Vegas for the third quarter of 1996 were $74.0 million compared to $69.9 million for the 1995 quarter, an increase of $4.1 million (6%). Casino revenues for the 1996 quarter were $37.3 million compared to $36.4 million for 1995, an increase of $.9 million (2%). Slot revenues increased $1.9 million (11%) due to a 30% increase in slot handle offset, in part, by a decline in the win percentage from 6.3% in the 1995 quarter to 5.4% in 1996. On average, Bally's Las Vegas had 205 (13%) more slot machines for the third quarter of 1996 than in 1995. Table game revenues decreased $1.7 million (9%) due to a 7% decrease in the drop and a decrease in the hold percentage from 15.5% in the 1995 quarter to 15.1% in 1996. Other casino revenues increased $.7 million (49%) due to additional revenues generated by the relocated and expanded race and sports book room, which opened in September 1995. Rooms revenue increased $.8 million (6%) primarily due to a higher average room rate compared to the 1995 quarter. Food and beverage revenues increased $1.0 million (11%) primarily due to increased convention business, and other revenues increased $1.3 million (13%) due, in part, to increased entertainment revenues. Operating income of Bally's Las Vegas for the third quarter of 1996 was $12.3 million compared to $9.2 million for the 1995 quarter, an increase of $3.1 million (34%) as the aforementioned 6% increase in revenues was offset, in part, by a 2% increase in operating expenses. Selling, general and administrative costs increased $1.0 million (12%) due, in part, to certain trademark-related costs, and food and beverage expenses increased $.5 million (6%) due to the aforementioned increase in volume from convention-related business. In addition, rooms expense increased $.3 million (6%) and other operating expenses increased $.3 million (2%). These increases in operating expenses were offset, in part, by a $1.2 million (6%) decrease in casino expenses.

The expansion of existing casino hotel resorts and the development of new casino hotel resorts in Las Vegas continues. In particular, two casino hotel resorts opened in mid-1996 and another is expected to open in early 1997. These three casino hotel resorts are adding a total of approximately 270,000 square feet of gaming space and 6,500 guest rooms to the Las Vegas Strip. Management believes that the additional casino and hotel room capacity resulting from the opening of new casino hotels may have a short-term negative impact on Bally's Las Vegas, but that over the long term Bally's Las Vegas benefits from the increase in the number of visitors to Las Vegas that these new properties attract. To enhance its competitiveness in the Las Vegas market, Bally's Las Vegas completed an extensive capital improvement program over the last three years including, among others, improvements to its frontage area along the Strip, a monorail system, a renovation of all of its hotel rooms, the new race and sports book room and a slot machine upgrade. In addition, the Company has announced its intention to develop a separate casino hotel resort in Las Vegas with a Paris, France theme (the "Paris Casino-Resort") next to Bally's Las Vegas (see "Liquidity and capital resources").

MISSISSIPPI

Bally's Mississippi reopened its dockside casino in December 1995 in Robinsonville, Mississippi, where Lady Luck Gaming Corporation had constructed a 238-room hotel. Between December 1993 and February 1995, Bally's Mississippi operated the dockside casino at a different site. Revenues of Bally's Mississippi for the third quarter of 1996 were $15.4 million, and included casino revenues of $14.1 million (slot revenues were $11.5 million and table game revenues were $2.6 million) and room revenues of $.9 million. Operating loss for the 1996 quarter was $.1 million. Revenues of Bally's Mississippi for the third quarter of 1995 were $.8 million, which resulted from the operation of the hotel. Operating loss for the 1995 quarter was $1.1 million, and included gaming-related costs (primarily slot machine lease costs) and general and administrative costs incurred during the temporary cessation of casino operations.

Bally Entertainment Corporation
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS -- (CONTINUED)



Mississippi gaming law does not limit the number of gaming licenses that may be granted. As a result, management believes there was a saturation of gaming facilities in and around the Memphis, Tennessee market, which led to the closing of six casinos in that market since April 1994 (including Bally's Mississippi, which was moved and reopened). As of October 31, 1996, ten gaming facilities were operating in this market. Four of these gaming facilities are located adjacent to Bally's Mississippi, one of which commenced operations in June 1996 somewhat closer to Memphis than Bally's Mississippi. These gaming facilities present, and any others which subsequently commence operations in the Memphis market could present, significant competition for Bally's Mississippi.

NEW ORLEANS

Bally's New Orleans commenced the operation of its riverboat casino in July 1995 in New Orleans, Louisiana. Revenues of Bally's New Orleans for the third quarter of 1996 were $20.9 million compared to $17.7 million for the 1995 quarter, an increase of $3.2 million (18%) primarily due to a $3.3 million (20%) increase in casino revenues. Slot revenues increased $3.2 million (24%) due to a 33% increase in slot handle offset, in part, by a decline in the win percentage from 7.4% in the 1995 quarter to 6.9% in 1996. Bally's New Orleans had approximately the same number of slot machines for the third quarter of 1996 as in 1995. Table game revenues increased $.1 million (3%) as a 13% increase in the drop was substantially offset by a decrease in the hold percentage from 21.7% in the 1995 quarter to 19.8% in 1996. Operating income of Bally's New Orleans for the third quarter of 1996 was $2.2 million compared to an operating loss of $2.7 million for the 1995 quarter, an improvement of $4.9 million due primarily to the aforementioned 18% increase in revenues and the amortization of pre-opening costs totalling $2.5 million in the 1995 quarter.

Louisiana law currently limits to fifteen the number of riverboat gaming licenses that may be granted (all but one of which have been granted as of October 31, 1996), with a maximum of six riverboats in any one parish. Four riverboats are presently operating in the New Orleans area (including Bally's New Orleans), although one riverboat has been granted regulatory approval to relocate to Shreveport by the third quarter of 1997. During 1995, Bally's New Orleans also competed with a land-based casino which was operating at a temporary location and was expected to become the largest land-based casino in the United States when it moved to its permanent location. However, in November 1995, the competitor filed for protection under bankruptcy laws, ceased operations at the temporary location and suspended construction at the permanent site. It is presently not known if, or when, operations at the temporary location or construction of the permanent land-based facility will resume.

INTEREST EXPENSE

Interest expense was $31.9 million for the third quarter of 1996 compared to $33.6 million for the 1995 quarter, a decrease of $1.7 million (5%) due principally to a lower average level of debt.

INCOME TAXES

For the three months ended September 30, 1996 and 1995, the effective rates of the income tax provision on income from continuing operations before income taxes and minority interests differed from the U.S. statutory tax rate (35%) due principally to adjustments of prior years' taxes, partially offset in 1996 and more than offset in 1995, by state income taxes and nondeductible expenses (including goodwill amortization).

Bally Entertainment Corporation
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS -- (CONTINUED)


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Revenues and operating income of the Company for the nine months ended September 30, 1996 increased $130.6 million (17%) and $40.6 million (28%), respectively, from the 1995 period. These increases principally reflect improved operating results at Bally's Las Vegas and the operations of Bally's New Orleans, which commenced operation of its riverboat casino in July 1995, and Bally's Mississippi, which reopened its dockside casino in December 1995.

ATLANTIC CITY

Revenues of Bally's Park Place for the nine months ended September 30, 1996 were $314.8 million compared to $315.3 million for the 1995 period, a decrease of $.5 million due, in part, to a $2.0 million (1%) decrease in casino revenues. Slot revenues decreased $1.3 million (1%) due to a decline in the win percentage from 8.5% in the 1995 period to 8.3% in 1996 offset, in part, by a 2% increase in slot handle. On average, Bally's Park Place had 89 (4%) more slot machines for the 1996 period than in 1995. Table game revenues, excluding poker, remained essentially unchanged as a 1% increase in the drop was offset by a reduction in the hold percentage from 16.4% in the 1995 period to 16.3% in 1996. Other casino revenues decreased $.8 million (14%). Operating income of Bally's Park Place for the nine months ended September 30, 1996 was $95.6 million compared to $91.2 million for the 1995 period, an increase of $4.4 million (5%) as the aforementioned revenue decrease was more than offset by a 2% decrease in operating expenses. Other operating expenses declined $1.8 million (4%) primarily due to a real estate tax refund relating to prior years. In addition, food and beverage expenses decreased $1.5 million (11%) due primarily to an increase in complimentaries, which cost is included in casino expenses.

Revenues of The Grand for the nine months ended September 30, 1996 were $210.3 million compared to $212.2 million for the 1995 period, a decrease of $1.9 million (1%) primarily due to a $2.4 million (1%) decrease in casino revenues offset, in part, by a $1.0 million (20%) increase in other revenues. Slot revenues decreased $2.5 million (2%) due to a 1% decrease in slot handle along with a decline in the win percentage from 8.4% in the 1995 period to 8.3% in 1996. On average, The Grand had 101 (6%) more slot machines for the 1996 period than in 1995. Table game revenues, excluding poker, decreased $.7 million (1%) as a 3% increase in the drop was more than offset by a decrease in the hold percentage from 16.4% in the 1995 period to 15.8% in 1996. Poker, horse race simulcasting and keno, all of which commenced in April 1995, contributed $3.4 million to casino revenues in 1996 compared to $2.5 million in 1995, an increase of $.9 million (36%). Operating income of The Grand for the nine months ended September 30, 1996 was $27.7 million compared to $35.8 million for the 1995 period, a decrease of $8.1 million (23%) due to the aforementioned 1% revenue decrease and a 4% increase in operating expenses. Casino expenses increased $4.7 million (4%) primarily due to increased promotional expenses and costs of providing complimentary services to increase gaming activity offset, in part, by an increase in the estimated realizable value of Casino Reinvestment Development Authority ("CRDA") investments and funds on deposit in the 1996 period which resulted, in part, from the approved use of such funds for reimbursement of certain construction costs. In addition, other operating expenses increased $1.2 million (5%) and depreciation and amortization increased $1.1 million (8%).

LAS VEGAS

Revenues of Bally's Las Vegas for the nine months ended September 30, 1996 were $233.7 million compared to $209.6 million for the 1995 period, an increase of $24.1 million (11%). Casino revenues for the 1996 period were $116.2 million compared to $101.3 million for 1995, an increase of $14.9 million (15%) due, in part, to additional walk-in business resulting from the June 1995 opening of the monorail system connecting Bally's Las Vegas and MGM Grand. Slot revenues increased $7.3 million (16%) due to a 27% increase in

Bally Entertainment Corporation
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS -- (CONTINUED)


slot handle offset, in part, by a decline in the win percentage from 6.1% in the 1995 period to 5.6% in 1996. On average, Bally's Las Vegas had 196 (13%) more slot machines for the 1996 period than in 1995. Table game revenues increased $4.9 million (10%) due to a 7% increase in the drop and an increase in the hold percentage from 14.7% in the 1995 period to 15.1% in 1996. Other casino revenues increased $2.7 million (60%) due to additional revenues generated by the relocated and expanded race and sports book room. Rooms revenue increased $3.3 million (7%) primarily due to a higher average room rate compared to the 1995 period. Food and beverage revenues increased $2.5 million (8%) primarily due to increased convention business and the reinstatement of beverage service in the showrooms in the second quarter of 1995. Other revenues increased $3.4 million (10%) primarily due to increased entertainment revenues. Operating income of Bally's Las Vegas for the nine months ended September 30, 1996 was $46.9 million compared to $30.3 million for the 1995 period, an increase of $16.6 million (55%) as the aforementioned 11% increase in revenues was offset, in part, by a 4% increase in operating expenses. Casino operating expenses increased $2.6 million (4%) due principally to increased promotional and marketing costs and to increased gaming taxes associated with higher casino revenues. Depreciation and amortization expense increased $2.4 million (14%) due to the aforementioned major capital improvements.

MISSISSIPPI

As described previously, Bally's Mississippi reopened its dockside casino in December 1995 in Robinsonville, Mississippi, where Lady Luck Gaming Corporation had constructed a 238-room hotel. Between December 1993 and February 1995, Bally's Mississippi operated the dockside casino at a different site. Revenues of Bally's Mississippi for the nine months ended September 30, 1996 were $55.0 million, and included casino revenues of $51.0 million (slot revenues were $39.6 million and table game revenues were $11.4 million) and room revenues of $2.5 million. Operating income for the nine months ended September 30, 1996 was $3.0 million, after giving effect to the amortization of $3.3 million of pre-opening costs. Revenues of Bally's Mississippi for the nine months ended September 30, 1995 were $2.3 million (casino revenues were $1.0 million and room revenues were $1.3 million). Operating loss for the nine months ended September 30, 1995 was $4.3 million, and included gaming- related costs (primarily slot machine lease costs) and general and administrative costs incurred during the temporary cessation of casino operations.

NEW ORLEANS

As described previously, Bally's New Orleans commenced the operation of its riverboat casino in July 1995 in New Orleans, Louisiana. Revenues of Bally's New Orleans for the nine months ended September 30, 1996 were $66.6 million and included casino revenues of $64.4 million (slot revenues were $51.7 million and table game revenues were $12.7 million). Operating income of Bally's New Orleans for the nine months ended September 30, 1996 was $8.5 million. Revenues of Bally's New Orleans for the nine months ended September 30, 1995 were $17.7 million and included casino revenues of $16.9 million (slot revenues were $13.4 million and table game revenues were $3.5 million). Operating loss of Bally's New Orleans for the nine months ended September 30, 1995 was $3.0 million, including the amortization of $2.5 million of pre-opening costs.

INTEREST EXPENSE

Interest expense was $98.8 million for the nine months ended September 30, 1996 compared to $98.2 million for the 1995 period, an increase of $.6 million (1%) due principally to a decrease in the amount of capitalized interest offset, in part, by a lower average level of debt.

Bally Entertainment Corporation
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS -- (CONTINUED)



INCOME TAXES

For the nine months ended September 30, 1996 and 1995, the effective rates of the income tax provision on income from continuing operations before income taxes and minority interests differed from the U.S. statutory tax rate (35%) due principally to adjustments of prior years' taxes, substantially offset in 1996 and more than offset in 1995, by state income taxes and nondeductible expenses (including goodwill amortization).


LIQUIDITY AND CAPITAL RESOURCES

As described in "Notes to condensed consolidated financial statements - Acquisition of Bally by Hilton Hotels Corporation and Long-term debt," the Merger, the Tender Offers and the Consent Solicitations are pending. However, as there can be no assurance that the Merger, the Tender Offers and the Consent Solicitations will actually be completed, the following discussion and analysis of financial condition has been prepared without giving effect thereto.

PARENT COMPANY

Bally is a holding company without significant operations of its own. Sources of cash available to Bally are generally limited to existing cash balances ($75.8 million at September 30, 1996), management fees or cost allocations to subsidiaries, receipts pursuant to tax sharing agreements, dividends from subsidiaries, asset sales and issuance of additional securities. In May 1996, Bally filed a Registration Statement on Form S-3 (the "Shelf Registration") with the Securities and Exchange Commission (the "Commission") to offer debt and/or equity securities at an aggregate initial offering price not to exceed $750 million. In August 1996, the Commission declared the Shelf Registration effective.

Each of Bally's principal operating subsidiaries presently has debt covenants which limit the payment of dividends to Bally and the redemption of stock owned by Bally. Under the terms of the Senior Discount Notes, an amount equal to dividends paid pursuant to a net income test by Bally's Park Place to Bally's Casino Holdings, Inc. ("Casino Holdings") may be declared as dividends by Casino Holdings and be paid to Bally. As of September 30, 1996, approximately $22 million was available for the payment of dividends to Bally (through Casino Holdings) pursuant to this net income test. In addition, under the terms of The Grand's 10-5/8% First Mortgage Notes due 2003, dividends to Bally are limited by a net income test. As of September 30, 1996, no amount was available for the payment of dividends by The Grand. Dividends to Bally from subsidiaries other than Bally's Park Place and possibly The Grand are not expected over the next twelve months.

Bally's corporate cash operating costs for the foreseeable future are expected to be recovered substantially by cost allocations to, and management fees from, its subsidiaries. Cash requirements for Bally over the next twelve months include income tax payments, which management expects to be more than fully recovered from subsidiaries pursuant to tax sharing agreements. Debt service requirements and preferred stock dividend payments are expected to be approximately $31 million over the next twelve months. In addition, if necessary, Bally may advance or contribute funds to Casino Holdings. Bally believes that it will be able to satisfy these cash requirements over the next twelve months.

In August 1996, Bally acquired Paris Casino Corp. (a wholly owned subsidiary that owns 24 acres of land next to Bally's Las Vegas upon which the Paris Casino-Resort is planned to be developed) from Bally's Grand, Inc. for consideration having an aggregate value of $57.5 million ($17.5 million in cash and 1,457,195 shares of Bally common stock which were drawn from the Shelf Registration). In addition, Bally reimbursed Bally's Grand, Inc. for

Bally Entertainment Corporation
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS -- (CONTINUED)


Paris Casino-Resort development costs incurred to date and certain transaction-related costs, and granted Bally's Grand, Inc. certain operating considerations pursuant to a shared facilities agreement. The Paris Casino-Resort is presently planned to include, among other things, an 85,000 square-foot casino, 3,000 guest rooms and a 50-story replica of the Eiffel Tower. Construction of the Paris Casino-Resort is planned to commence in early 1997, with completion planned by the end of 1998. The cost of the project, exclusive of the value of the land, is presently estimated to be approximately $575 million, of which approximately $150 million is expected to be incurred over the next twelve months. Since construction of this project is now planned to commence after the expected completion of the Merger, project financing activities have been suspended.

SUBSIDIARIES

CASINO HOLDINGS

CASINO HOLDINGS. Casino Holdings is also a holding company without significant operations of its own. Sources of cash available to Casino Holdings are generally limited to existing cash balances ($5.1 million at September 30, 1996), advances or contributions from Bally and dividends, management fees and loan repayments from subsidiaries. Bally's Park Place and Bally's Grand, Inc. are both limited with respect to amounts which may be paid as dividends to Casino Holdings under the terms of certain of their indebtedness. To the extent Bally's New Orleans and Bally's Mississippi generate unrestricted cash flows, each subsidiary pays management fees to Casino Holdings and thereafter is expected to repay Casino Holdings for project costs and working capital requirements funded by Casino Holdings.

Casino Holdings has no scheduled interest or principal payments on the Senior Discount Notes until 1998. To the extent Casino Holdings requires additional funds for existing ventures, to satisfy debt service obligations or to develop new ventures, Casino Holdings expects that it will be able to obtain financing for such cash requirements from Bally and, as a result, Casino Holdings believes that it will be able to satisfy its cash needs over the next twelve months.

BALLY'S PARK PLACE. Bally's Park Place has no scheduled principal payments under its public indebtedness until 2004, and its scheduled principal payments under other indebtedness outstanding at September 30, 1996 are not significant. Management plans to make capital expenditures of approximately $19 million over the next twelve months for various improvements, renovations and equipment to maintain Bally's Park Place in first-class condition. As of September 30, 1996, Bally's Park Place had an unused line of credit totalling $65 million which expires on December 31, 1998. The Company believes that Bally's Park Place will be able to satisfy its debt service and the aforementioned capital expenditure requirements and pay dividends over the next twelve months out of existing cash balances ($49.0 million at September 30, 1996) and cash flow from operations. For the nine months ended September 30, 1996 and the year ended December 31, 1995, cash provided by operating activities at Bally's Park Place totalled $35.3 million and $75.1 million, respectively, and its operating margin (before depreciation and amortization) was 37% and 34%, respectively.

Bally's Park Place broke ground in April 1996 for construction of a western-themed casino complex on approximately four acres of Boardwalk property it owns adjacent to its existing casino hotel resort. The complex is presently planned to include 75,000 square feet of casino space and cost approximately $110 million, with completion anticipated in mid-1997. Bally's Park Place intends to finance the expansion through available cash, cash generated by operations and, if necessary, utilization of its line of credit.

Bally Entertainment Corporation
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS -- (CONTINUED)


BALLY'S LAS VEGAS. Bally's Grand, Inc. has no scheduled principal payments on its long-term debt until 2003. Management plans to make capital expenditures totalling approximately $33 million at Bally's Las Vegas over the next twelve months for various improvements, renovations and equipment to maintain the casino hotel resort in first-class condition. The Company believes that Bally's Grand, Inc. will be able to satisfy its debt service and the aforementioned capital expenditure requirements over the next twelve months out of existing cash balances ($110.1 million at September 30, 1996). For the nine months ended September 30, 1996 and the year ended December 31, 1995, cash provided by operating activities at Bally's Las Vegas totalled $43.0 million and $34.0 million, respectively, and its operating margin (before depreciation, amortization and management fees) was 30% and 25%, respectively.

BALLY'S MISSISSIPPI. Bally's Mississippi reopened its dockside casino in Robinsonville, Mississippi in December 1995. A total of approximately $29 million was required to relocate the dockside casino from Mhoon Landing to Robinsonville and to develop the Robinsonville site to include a restaurant, entertainment lounge, administrative facilities and additional parking. The project cost was substantially funded by Casino Holdings; however, Bally's Mississippi thereafter entered into a credit agreement for a $10 million term loan (guaranteed by Bally), the proceeds of which were paid to Casino Holdings. Management plans to make capital expenditures of approximately $2 million at Bally's Mississippi over the next twelve months for various improvements, renovations and equipment to maintain the property in first-class condition. The Company believes Bally's Mississippi will be able to satisfy its debt service and the aforementioned capital expenditure requirements over the next twelve months out of existing cash balances ($5.3 million at September 30, 1996) and cash flow from operations. For the nine months ended September 30, 1996, cash provided by operating activities at Bally's Mississippi totalled $6.4 million and its operating margin (before depreciation, amortization, and management fees) was 21%.

BALLY'S NEW ORLEANS. Bally's New Orleans commenced operation of a riverboat casino on Lake Pontchartrain in July 1995. A total of approximately $60 million was required to construct and equip the riverboat and to develop related landside improvements. The project cost was partially funded by two five-year term loans totalling approximately $30 million. Casino Holdings funded the remaining project cost. Bally's New Orleans has debt service requirements totalling approximately $8 million over the next twelve months, which it expects to satisfy out of existing cash balances ($4.9 million at September 30, 1996) and cash flow from operations. For the nine months ended September 30, 1996, cash provided by operating activities at Bally's New Orleans totalled $5.7 million and its operating margin (before depreciation, amortization, and management fees) was 21%.

THE GRAND

The Grand has no scheduled principal payments under its public indebtedness until 2003. Management expects to make capital expenditures of approximately $6 million over the next twelve months for various improvements, renovations and equipment to maintain The Grand in first-class condition. As of September 30, 1996, The Grand had an unused line of credit totalling $20 million which expires on June 30, 1998. The Company believes that The Grand will be able to satisfy its debt service and the aforementioned capital expenditure requirements over the next twelve months out of existing cash balances ($30.0 million at September 30, 1996) and cash flow from operations. For the nine months ended September 30, 1996 and the year ended December 31, 1995, cash provided by operating activities at The Grand totalled $23.0 million and $27.4 million, respectively, and its operating margin (before depreciation and amortization) was 20% and 22%, respectively.

Bally Entertainment Corporation
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS -- (CONTINUED)


In March 1996, The Grand broke ground for construction of a 300-room hotel tower, including restaurants, meeting rooms and other related amenities. The tower is expected to cost approximately $50 million, net of CRDA investment obligation credits. Completion of the tower is anticipated in July 1997. The Grand intends to finance the tower through available cash, cash generated by operations and utilization of its line of credit.

Bally Entertainment Corporation
PART II.  OTHER INFORMATION


Item 1.    Legal proceedings

           A purported class action against Bally, its directors and Hilton, which commenced in August 1996 under the caption Parnes v. Bally Entertainment Corporation, et al. in the Court of Chancery of the State of Delaware, New Castle County, alleges breaches of fiduciary duty in connection with the Merger, including allegedly illegal payments to Arthur M. Goldberg. Plaintiff alleges that these payments to Mr. Goldberg denied shareholders other than Mr. Goldberg an opportunity to sell their shares to Hilton or any other bidder at the best possible price. The plaintiff seeks, among other things: (i) an order enjoining the Merger (ii) an award of damages in an unspecified amount, (iii) an order requiring Mr. Goldberg to disgorge his profits, and (iv) an award of attorneys' fees and expenses. Two other purported class actions relating to the Merger are pending against Bally and its directors, one commenced in April 1996 under the caption Kinder v. Brunet, et al. and the other commenced in June 1996 under the caption Lord v. Brunet, et al., in the Court of Chancery of the State of Delaware, New Castle County. These actions are virtually identical, and also allege breaches of fiduciary duty in connection with the Merger. The plaintiffs seek, among other things: (i) a declaration that defendants have breached their fiduciary duties,
           (ii) an order requiring defendants to act in accordance with their fiduciary duties in order to maximize the value obtained for Bally's shareholders, (iii) an award of damages in an unspecified amount, and
           (iv) an award of expenses, including attorneys' fees. The defendants believe the complaints are without merit.

           Two purported derivative actions against Bally's Grand Inc., its directors and Bally, one commenced in October 1995 and the other in September 1996, have been consolidated under the caption In re:
           Bally's Grand Derivative Litigation in the Court of Chancery of the State of Delaware, New Castle County. The consolidated complaint alleges breaches of fiduciary duty and waste of corporate assets in connection with certain actions including the sale by Bally's Grand, Inc. to Bally of the capital stock of Paris Casino Corp. (the "Paris Transaction"), alleged improper delegation of duties by Bally's Grand, Inc.'s Board of Directors by virtue of a management agreement (the "Management Agreement") among Bally's Grand, Inc., Bally, and Bally's Grand Management Co., Inc. (a wholly owned subsidiary of Bally), the Bally's Grand Management Co., Inc.'s designation pursuant to the Management Agreement of recipients awarded Bally's Grand, Inc. common stock pursuant to an incentive stock plan, purchases of Bally's Grand, Inc. common stock by Bally's Grand, Inc. and Bally, and a consulting agreement entered into by Bally's Grand, Inc. with Arveron Investments, L.P. in connection with Bally's Grand, Inc.'s investments in publicly-traded securities and certain repurchases of its common stock. The plaintiffs seek, among other things: (i) rescission of the Paris Transaction, (ii) a declaration that the Management Agreement is unlawful, (iii) an accounting of damages to Bally's Grand, Inc. and profits to defendants as a result of the transactions complained of, (iv) an accounting for purchases of Bally's Grand, Inc. common stock by Bally's Grand, Inc. and Bally, and (v) costs and expenses including reasonable attorneys' fees. A third purported derivative action against Bally's Grand, Inc., its directors, Bally, Bally's Grand Management Co., Inc. and Hilton was commenced in November 1996 under the caption Tower Investment Group, Inc., et al. v. Bally's Grand, Inc., et al. in the Court of Chancery of the State of Delaware, New Castle County. The complaint alleges breach of fiduciary duty and waste of corporate assets by Bally's Grand, Inc.'s directors and Bally in connection with the Paris Transaction, aiding and abetting by Hilton of the breaches of fiduciary duty and waste by Bally's Grand, Inc.'s directors and

Bally Entertainment Corporation
PART II.  OTHER INFORMATION--(CONTINUED)


           Bally, fraud, willful misconduct or gross negligence by Bally and Bally's Grand Management Co., Inc. in connection with the Management Agreement, breach of fiduciary duty by Bally's Grand, Inc.'s directors in connection with purchases of Bally's Grand, Inc. common stock by Bally while in possession of material inside information concerning Bally's Grand, Inc.'s earnings, breach of fiduciary duty by Bally in connection with alleged fiduciary duty and waste by Bally's Grand, Inc.'s directors and Bally, fraud, willful misconduct or gross negligence by Bally and Bally's Grand Management Co., Inc. in connection with the Management Agreement, breach of fiduciary duty by Bally's Grand, Inc.'s directors in connection with purchases of Bally's Grand, Inc. common stock by Bally while in possession of material inside information concerning Bally's Grand, Inc.'s earnings, breach of fiduciary duty by Bally in connection with alleged threats to abuse its controlling interest in Bally's Grand, Inc., and violation by Bally's Grand, Inc.'s directors and Bally of
           Section 203 of the Delaware General Corporation Law in connection with the Paris Transaction. The plaintiffs seek, among other things:
           (i) rescission of the Paris Transaction, (ii) termination of the Management Agreement, (iii) appointment of a custodian to manage Bally's Grand, Inc.'s affairs, (iv) compensatory damages, (v) an order enjoining Bally and Hilton from conveying the Paris Casino-Resort, (vi) disgorgement by Bally and Hilton of the profits of the Paris Casino-Resort, (vii) disgorgement by Arthur M. Goldberg of all payments, warrants and interests received in connection with the Merger, and (viii) disgorgement by Bally of profits earned from any transactions in shares of Bally's Grand, Inc.'s common stock based upon material inside information. The defendants believe the complaints are without merit.


Item 4.    Submission of matters to a vote of security holders

           At a special meeting of Bally's stockholders held on September 18, 1996, the stockholders considered and voted on the following item:

           An Agreement and Plan of Merger, dated as of June 6, 1996, as amended, by and between Hilton and Bally pursuant to which Bally will merge with and into Hilton, with Hilton continuing as the surviving corporation. The voting results, which resulted in the approval of the Agreement and Plan of Merger, were as follows:

              Votes cast for         Votes against         Abstentions
              --------------         -------------         -----------

              42,910,559             91,315                107,322


Item 6.    Exhibits and reports on Form 8-K

  (a)      Exhibits:

           27   Financial Data Schedule (filed electronically only).

  (b)      Reports on Form 8-K:

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





Dated:  November 13, 1996